Form 10QSB
period 1997-11-30
AMERICAN DIVERSIFIED HOLDINGS INC
filed 1998-04-30
CIK 1052924

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended:  November 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ________________ to ________________


                             Commission File Number
                                    000-23615


                       AMERICAN DIVERSIFIED HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)



              NEVADA                                    86-0854150
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                            12100 Wilshire Boulevard
                                    Suite 680
                          Los Angeles, California 90025
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (310) 442-9931


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 103,027,000 shares of Common Stock outstanding as of March 31, 1998;

Transitional Small Business Disclosure Format (check one):

Yes [ ]     No [X]

                       AMERICAN DIVERSIFIED HOLDINGS, INC.
                                   Form 10-QSB

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I.               FINANCIAL INFORMATION

        Item 1.       Condensed Consolidated Balance Sheets at
                      November 30, 1997 and August 31, 1997......................        3

                      Condensed Consolidated Statements of Operations for the
                      three months ended November 30, 1997 and the periods from
                      February 4, 1997 (inception) to August 31, 1997 and
                      November 30, 1997..........................................        4

                      Condensed Consolidated Statements of Cash Flows for the
                      three months ended November 30, 1997 and the period from
                      February 4, 1997 (inception) to August 31, 1997 and
                      November 30, 1997..........................................        5

                      Notes to Condensed Consolidated (Unaudited)
                      Financial Statements.......................................        6

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............        8


PART II.              OTHER INFORMATION

        Item 1.       Legal Proceedings..........................................        9

        Item 2.       Changes in Securities......................................        9

        Item 3.       Defaults Upon Senior Securities............................        9

        Item 4.       Submission of Matters to a Vote of Security Holders........        9

        Item 5.       Other Information..........................................        9

        Item 6.       Exhibits and Reports on Form 8-K...........................        9

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      November 30, 1997 and August 31,1997


                                                   November 30, 1997      August 31, 1997
                                                   -----------------      ---------------
ASSETS

Cash and cash equivalents ..................          $    50,710           $     2,264
Capital stock subscriptions
  receivable(Note 4) .......................               33,545               117,000
Prepaid expenses and other
   receivables .............................              177,627                 4,220
Equipment ..................................               26,735                14,320
                                                      -----------           -----------
TOTAL ASSETS ...............................          $   288,617           $   137,804
                                                      ===========           ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities
Accounts payable and accrued
expenses ...................................              172,701                63,577

Bank overdraft .............................              307,453
                                                      -----------           -----------
TOTAL LIABILITIES ..........................              480,154                63,577
                                                      ===========           ===========

Stockholders' Equity(Notes 3 and 4)
  Series A 9% convertible redeemable
   cumulative preferred stock, $1 par value;
   5,000,000 shares authorized
Subscribed for but not paid for or issued
   162,495 shares ..........................              150,545               150,545
Common Stock, $.001 par value;
   110,000,000 shares authorized;
Issued and outstanding  100,510,000 and
   10,000,000 shares .......................            9,992,374                96,754
Unpaid subscriptions as of
   December 22, 1997 .......................                                     (3,545)

Deficit accumulated during the
   development stage .......................             (494,936)             (139,527)
Notes receivable from stockholders .........           (9,839,520)
                                                      -----------           -----------
TOTAL STOCKHOLDERS' EQUITY .................             (191,537)               74,227
                                                      -----------           -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY ....................          $   288,617           $   137,804
                                                      ===========           ===========


See Notes to the Condensed Consolidated Financial Statements

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Period from            Period from
                                             Three months       February 4, 1997        February 4, 1997
                                                 Ended           (inception) to          (inception) to
                                         November 30,  1997     November 30, 1997        August 31, 1997
                                            ------------           ------------           ------------
REVENUE ..........................          $                      $                      $

EXPENSES

Employee compensation
and benefits .....................                77,909                 96,750                 20,841
Travel and entertainment .........                37,468                 59,954                 22,486
Administration ...................                64,491                 86,997                 22,506
Advertising ......................                42,468                 49,688                  7,220
Professional services ............               133,073                199,547                 66,474
                                            ------------           ------------           ------------
Expenses .........................          $    355,409           $    494,936           $    139,527
                                            ============           ============           ============

(Loss) before income taxes .......              (355,809)              (494,936)              (139,527)
Income taxes .....................                    --                     --                     --
                                            ------------           ------------           ------------
NET (LOSS) .......................          $   (305,809)          $   (445,336)          $   (139,527)
                                            ============           ============           ============
Average common shares outstanding             50,250,000             50,250,000             10,000,000
                                            ------------           ------------           ------------
Net (loss) per common share ......          $      (0.01)          $      (0.01)          $       0.01
                                            ============           ============           ============


See Notes to the Condensed Consolidated Financial Statements

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Period From      Period from
                                                 Three months     February 4,1997  February 4, 1997
                                                     Ended         (inception) to   (inception) to
                                                 November 1997     November 1997    August 31, 1997
                                                  -----------       -----------       -----------
Cash Flows from Operating Activities:
Net (loss) .................................      $  (355,409)      $ (494,9336)      $  (139,527)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Noncash expenses;
   professional fees .......................           56,100           105,059            48,959
Depreciation expenses ......................            1,500             1,500
Changes in assets and liabilities:
Increase in accounts payable and
   accrued expenses ........................          109,124           220,496            63,577
Increase in bank overdraft .................          307,453           307,453
Increase in prepaid expenses
   and other ...............................         (173,407)         (177,627)           (4,220)
                                                  -----------       -----------       -----------
Net cash (used in) provided by
   operating activities ....................          (54,639)          (38,055)          (31,211)
                                                  -----------       -----------       -----------
Cash Flows from Investing Activities
   Purchase Equipment ......................          (13,915)          (28,235)          (14,320)
                                                  -----------       -----------       -----------
Cash Flows from Financing Activities
   Proceeds from issuance of preferred
   stock ...................................          117,000           117,000            47,195
                                                  -----------       -----------       -----------
   Proceeds from issuance of common
   stock ...................................                             47,795            47,795
                                                  -----------       -----------       -----------
                                                      117,000           164,795            47,795
                                                  -----------       -----------       -----------
Increase in cash and cash equivalent .......           48,446            50,710             2,264

Cash and Cash equivalents
   Beginning of the period .................            2,264                                  --
                                                  -----------       -----------       -----------
   End of the period .......................      $    50,710       $    50,710       $     2,264
                                                  ===========       ===========       ===========

Supplement schedule of noncash financing
 activities
Issuance of 510,000; 8,135,000 and 7,625,000
 common  shares in exchange for
 services rendered .........................      $    56,100       $   105,059       $    48,959
                                                  ===========       ===========       ===========
Issuance of 90,000,000 common
 shares in exchange for note
 receivable ................................      $ 9,733,260       $ 9,773,260
                                                  ===========       ===========


See Notes to the Condensed Consolidated Financial Statements

                       AMERICAN DIVERSIFIED HOLDINGS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the three month period ending November 30, 1997


NOTE 1:  QUARTERLY INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. The statements do not necessarily include all disclosures that would be presented in the Annual Report on Form 10-SB of American Diversified Holdings, Inc. (the "Company"). These statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-SB as of and for the period from February 4,1997 (inception) to August 31, 1997.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Company's financial position and operations for the interim period. The results are not necessarily indicative of results to be expected for the fiscal year.

NOTE 2:  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
The Company was organized on February 4, 1997 as a provider of financial services in the United States and Europe. As a development stage enterprise, the Company has devoted most of its resources since inception to raising capital and implementing the first stages of its business plan. The Company's fiscal year ends on the last day of each August.

The Company has established two wholly owned subsidiaries since inception:

                                                              Planned Operations
                                                              ------------------
American Diversified AG Wertpapierhandelsbank ("ADAG")        Provider of financial
                                                              services in Germany

American Diversified Asset Management, Inc. ("ADAM")          Investment advisor to
                                                              planned mutual funds

A summary of the Company's significant accounting policies follows:

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and cash equivalents
Cash equivalents include highly liquid debt instruments which have a maturity of three months or less from the date of purchase and other highly liquid investments which are readily convertible into cash. Cash equivalents are stated at cost which approximates market value.

Equipment
Equipment is reported at cost and includes expenditures for major improvements. Depreciation is determined using accelerated methods based on estimated useful lives of between three and five years.

Foreign Currency Translation
The Company has agreed to fund any cash flow deficits incurred by ADAG, its European subsidiary. Until such time that ADAG generates sales revenue, the Company's functional currency (U.S. $) will be considered ADAG's functional currency for financial reporting purposes.

(Note 2 cont.)

Income Taxes
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards. Under the liability method, tax liabilities are recorded for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, all or a portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair value of financial instruments
The fair value of cash and cash equivalents and capital stock subscriptions receivable approximates carrying amounts because of the short term nature of these assets.

Net loss per common share
The net loss per common share is based on the net loss from operations and the weighted average number of shares of common stock outstanding during the period.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

NOTE 3:  RELATED PARTY TRANSACTIONS
Legal and other services provided by the Company's stockholders and reported as operating expenses totaled $49,939 and $19,639 during the quarter ended November 30, 1997 and the period ending August 31, 1997.

In connection with the Company's founding, a group of stockholders contributed their ownership of a "Bearer Note" secured by a first mortgage on certain real property in Berlin. The note, with a face value of 17.5 million Deutschmarks, is due on December 31, 1999 and accumulated interest at 4% per annum. For U.S. accounting purposes the note receivable and the interest thereon of $9,773,260 and $66,260, respectively, are reflected as a reduction of stockholders' equity until such time as the note and accumulated interest are converted to cash.

NOTE 4:  PREFERRED STOCK OFFERING
The Company's Board of Directors has authorized the issuance of 5,000,000 shares of Series A 9% cumulative convertible redeemable preferred stock. The cumulative dividends are payable semi-annually, when declared, at an annual rate of $.09 per share commencing January 1, 1998.

The Company commenced the sale of preferred stock in Germany, under Regulation S guidelines established under the Securities Act of 1933 for Securities offers made outside of the United States, during August 1997. The offering is registered with the "Bundesaufsichtsamt fuer Wertpapierhandel," the German governmental agency which regulates German securities transactions. As of November 30, 1997, the Company had received subscriptions for 162,495 preferred shares. The net proceeds were collected in September ($117,000) and during January 1998.

NOTE 5:  OTHER MATTERS
On November 24, 1997, the Company signed an agreement to effect a merger with James Buchanan Rea, Inc., the investment advisor and distributor of the Rea-Graham Balanced Fund. The merger which will be recorded as a purchase transaction, will be affected by an exchange of 2,375,000 shares of the Company's common stock and cash of $160,875 for the common stock of James Buchanan Rea, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company was organized on February 4, 1997 as a provider of financial services in the United States and Europe. As a development-stage enterprise, the Company has devoted most of its resources since inception to raising capital and implementing the first stages of its business plan. As such, the Company has not generated any revenues from operations.

RESULTS OF OPERATIONS

        For the three months ended November 30, 1997, the Company incurred operating expenses of $355,409, including $133,073 for professional service fees $37,468 in travel and entertainment costs, $64,491 in administration costs and $42,468 in advertising expenses and $77,909 in employee compensation and benefits. The Company experienced net losses of $355,409 for the three months ending November 30, 1997.

        For the period from the Company's inception on February 4, 1997, to August 31, 1997, the company incurred operating expenses of $139,527, including $20,841 in employee compensation and benefits, $22,486 in travel and entertainment costs, $22,506 in administration costs, $66,474 in professional service fees and $7,220 in advertising expenses associated with the development of the Company.

LIQUIDITY AND CAPITAL RESOURCES

        Costs associated with staffing the Berlin location and initial promotional costs associated with the Company's Preferred Stock Offering under Regulation S (the "Offering") increased the Company's monthly liquidity requirements to approximately $100,000 during the three-month period ended November 30, 1997, as compared to $20,000 per month during the fiscal year ended August 31, 1997. Shortterm arrangements with local financial institutions, trade creditors and initial cash inflows from the Offering provided the necessary working capital.

SUBSEQUENT EVENT

        The Company's U.S. subsidiary merged with and into James Buchanan Rea, Inc. ("JBRI"), a California corporation, effective March 31, 1998. JBRI is a licensed broker-dealer and a registered investment advisor under the Investment Advisers Act of 1940. Since its inception in 1982, JBRI has served as the investment advisor and distributor to the Rea-Graham Balanced Fund, a series of mutual funds of Rea-Graham Funds, Inc., a diversified, open-end investment company registered under the Investment Company Act of 1940 (the "Fund"). The shareholders of the Fund, at a meeting on January 12, 1998, approved a new investment advisory agreement with American Diversified Asset Management, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company ("ADAM"), effective upon completion of the merger. ADAM will succeed to the business operations of JBRI and will operate as a broker-dealer and registered investment advisor. ADAM will succeed as the investment advisor and distributor to the Fund. James Buchanan Rea, Jr., the former President and registered securities principal of JBRI has become the President and general securities principal of ADAM. Other than through the merged operations of JBRI, ADAM does not have an operating history and has not previously engaged in the investment management business or in the operation and distribution of mutual funds. At March 31, 1998, the investment management business of ADAM acquired through the JBRI merger, and the initial business activities of American Diversified AG Wertspapierhandlesbank, a German corporation and a wholly owned subsidiary of the Company ("ADAG"), represent the only active business activities of the Company. The Company's results of operations do not include the results of operations for JBRI, as the merger did not become effective until March 31, 1998.

                                     PART II
                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               None

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               (c)(2) The Company issued 500,000 and 10,000 shares of Common Stock during the period covered by the report to Roland Kuettner and Bernd Gebert, respectively, for services rendered in private transaction pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits.

                      6.1 Plan and Agreement of Merger and Reorganization among JBRI, ADSI, the Company and certain shareholders of JBRI. (Filed as Exhibit 8.1 to Form 10-SB of the Company on January 14, 1998 and incorporated herein by reference.)

               (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the applicable period

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.



                                  AMERICAN DIVERSIFIED HOLDINGS, INC.



Date:  April 30, 1998             By: /s/ PETER HARTMANN
                                      ---------------------------------------
                                      Peter Hartmann
                                      Chief  Executive Officer



Date:  April 30, 1998             By: /s/ ROLAND KUETTNER
                                      ---------------------------------------
                                      Roland Kuettner
                                      Principal Financial and Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27                 Financial Data Schedule