Form 10QSB
period 1998-02-28
AMERICAN DIVERSIFIED HOLDINGS INC
filed 1998-04-30
CIK 1052924

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended:  February 28, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ________________ to ________________


                             Commission File Number
                                    000-23615

                       AMERICAN DIVERSIFIED HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)



              NEVADA                                   86-0854150
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

Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 103,027,000 shares of Common Stock outstanding as of March 31, 1998.

Transitional Small Business Disclosure Format (check one):

Yes [ ]     No [X]

                       AMERICAN DIVERSIFIED HOLDINGS, INC.
                                   Form 10-QSB


                                      INDEX


                                                                                       Page
                                                                                       ----
PART I.               FINANCIAL INFORMATION

        Item 1.       Condensed Consolidated Balance Sheets at
                      February 28, 1998 and August 31, 1997......................        3

                      Condensed Consolidated Statements of Operations for the
                      three months and six months ended February 29, 1998 and
                      the period from February 4, 1997 (inception) to August 31,
                      1997 and February 28, 1998.................................        4

                      Condensed Consolidated Statements of Cash Flows
                      for the three months and six months ended February 28, 1998 and the period from February 4, 1997 (inception)
                      to AUGUST 31,1997 AND February 28, 1998....................        5

                      Notes to Condensed Consolidated
                      Financial Statements.......................................        6

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............        8


PART II.              OTHER INFORMATION

        Item 1.       Legal Proceedings..........................................        9

        Item 2.       Changes in Securities......................................        9

        Item 3.       Defaults Upon Senior Securities............................        9

        Item 4.       Submission of Matters to a Vote of Security Holders........        9

        Item 5.       Other Information..........................................        9

        Item 6.       Exhibits and Reports on Form 8-K...........................        9

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      February 28, 1998 and August 31, 1997


                                                    February 28, 1998       August 31, 1997
                                                    -----------------       ---------------
ASSETS

Cash and cash equivalents ...................          $    306,662           $      2,264
Debt Securities .............................             1,193,049
Prepaid expenses and other
   receivables ..............................               297,592                  4,220
Stock subscriptions received ................             1,842,464                117,000
Equipment ...................................                40,930                 14,320
                                                       ------------           ------------
TOTAL ASSETS ................................          $  3,680,697           $    137,804
                                                       ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Accounts payable and accrued
expenses ....................................               615,038                 63,577

Bank overdraft ..............................               419,911
                                                       ------------           ------------
TOTAL LIABILITIES ...........................             1,034,949                 63,577
                                                       ============           ============

Equity
Series A par value $1;  5,000,000 shares
   authorized, 9% cumulative, convertible
   (subscribed 3,514,491 shares) ............             3,509,011                150,545
Unpaid subscriptions as of
   April 14, 1998 ...........................              (239,489)               (33,545)
Common Stock
   110,000,000 shares authorized; 100,652,000
   shares issued and outstanding ............            10,107,429                 96,754
Deficit accumulated during the
   development stage ........................              (792,278)              (139,527)
Notes receivable from
   shareholders(Note 4) .....................            (9,938,925)
                                                       ------------           ------------
Total Shareholders' Equity ..................             2,645,748                 74,227
                                                       ------------           ------------
TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY ........................          $  3,680,697           $    137,804
                                                       ============           ============


See Notes to the Condensed Consolidated Financial Statements

                     AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Period from       Period from
                                        Three months       Six months    February 4, 1997  February 4, 1997
                                            Ended             ended       (inception) to    (inception) to
                                        February 28,      February 28,      February 28,       August 31,
                                           1998              1998              1998               1997
                                        ------------      ------------   ----------------  ----------------

REVENUE ..........................      $                 $                 $                 $

EXPENSES

Employee compensation
and benefits .....................           116,993           194,902           215,743            20,841
Travel and entertainment .........            33,377            70,845            93,331            22,486
Administration ...................            65,692           130,183           152,669            22,506
Advertising ......................            52,831            95,299           102,519             7,220
Professional services ............            28,469           161,522           227,996            66,474
                                        ------------      ------------      ------------      ------------
Expenses .........................           297,362           652,751           792,278           139,527
                                        ------------      ------------      ------------      ------------

(Loss) before income taxes .......          (297,362)         (652,751)         (792,278)         (139,527)

Income taxes .....................              --                --                --                --
                                        ------------      ------------      ------------      ------------
NET (LOSS) .......................      $    297,362      $    652,751      $    792,278      $    139,527
                                        ============      ============      ============      ============

Average common shares outstanding         50,250,000       100,409,333        51,727,384        10,000,000
                                        ------------      ------------      ------------      ------------
Net (loss) per common share ......             (0.01)            (0.01)            (0.02)            (0.01)
                                        ------------      ------------      ------------      ------------


See Notes to the Condensed Consolidated Financial Statements

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

       Periods from inception (February 4, 1997) through August 31, 1997 from December 1, 1997 to February 28, 1998 and from Inception to February 1998

                                                                                    Period from        Period from
                                                Three months      Six months     February 4, 1997   February 4, 1997
                                                   Ended             ended        (inception) to     (inception) to
                                                February 28,      February 28,      February 28,       August 31,
                                                   1998              1998              1998               1997
                                                -----------       -----------    ----------------   ---------------

Cash Flows from Operating Activities:
Net Loss .................................      $  (297,362)      $  (652,751)      $  (742,676)      $  (139,527)
Adjustments to reconcile net loss
 to net cash used in operating activities:
Noncash expenses;
   professional fees .....................             --              56,100           105,059            48,959
Depreciation expense .....................            2,049             3,529             3,529
Changes in assets and liabilities:
Increase in accounts payable and
   accrued expenses ......................          442,337           598,647           615,038            63,577
Increase in bank overdraft ...............          112,458           419,911           419,911
Increase in prepaid expenses
   and other .............................         (119,965)         (293,372)         (297,512)           (4,220)
Net cash (used in) provided by
   operating activities ..................          139,517            84,878            53,667           (31,211)
                                                -----------       -----------       -----------       -----------
Cash Flows from Investing Activities
   Purchase Equipment ....................          (13,915)          (23,181)          (44,359)          (14,320)
                                                -----------       -----------       -----------       -----------
Cash Flows from Financing Activities
   Proceeds from issuance of preferred
   stock .................................          117,009           234,009           234,009
   Proceeds from issuance of common
   stock .................................           15,550            15,550            63,345            47,795
                                                -----------       -----------       -----------       -----------
                                                    132,559           249,559           297,354            47,795
                                                -----------       -----------       -----------       -----------
Increase in cash and cash equivalent .....          255,822           304,419           306,832             2,264

Cash and Cash equivalents
   Beginning of the period ...............           50,710             2,284              --                --
   End of the period .....................      $   306,662       $   306,662       $   306,662       $     2,264
                                                ===========       ===========       ===========       ===========

Supplement schedule of noncash financing
   activities
Issuance of 510,000, 8,135,000 and
   7,625,000 common shares in exchange for
   services rendered .....................      $                 $    56,100       $   105,059       $    48,959
                                                -----------       -----------       -----------       -----------
Issuance of 1,193,051 preferred shares
   in exchange for debt securities .......      $ 1,193,051                         $ 1,193,051
                                                ===========                         ===========       ===========
Issuance of 90,000,000 common
 shares in exchange for note
 receivable ..............................                        $ 9,773,260       $ 9,773,260
                                                                  ===========       ===========


See Notes to the Condensed Consolidated Financial Statements

                       AMERICAN DIVERSIFIED HOLDINGS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       For the three month and six month periods ending February 28, 1998


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

NOTE 3:  RELATED PARTY TRANSACTIONS
Legal and other services provided by the Company's stockholders and reported as operating expenses totaled $67,483 and $117,422 during the quarter and six month period ended February 28, 1998, respectively

In connection with the Company's founding, a group of stockholders contributed their ownership of a "Bearer Note" secured by a first mortgage on certain real property in Berlin. The note, with a face value of 17.5 million Deutschmarks, is due on December 31, 1999 and accumulated interest at 4% per annum. For U.S. accounting purposes the note receivable and the interest thereon of $9,773,260 and $165,665 respectively, are reflected as a reduction of stockholders' equity until such time as the note and accumulated interest are converted to cash.

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

RESULTS OF OPERATIONS

        For the three months ended February 28, 1998, the Company had operating expenses of $297,362 as compared to $355,409 for the three months ended November 30 ,1997. The decrease in operating expenses was primarily due to the reduction of professional fees associated with the development of the Company. For the three months ended February 28, 1998, the Company incurred expenses associated with employee compensation and benefits in the amount of $116,993, travel and entertainment expenses of $33,377, administration costs of $65,692 and advertising expenses of $52,831 associated with the development of the Company.

LIQUIDITY AND CAPITAL RESOURCES

        Costs associated with staffing the Berlin location and initial promotional costs associated with the Company's Preferred Stock Offering under Regulation S (the "Offering") increased the Company's monthly liquidity requirements to approximately $100,000 during the period ending February 28, 1998 as compared to $20,000 per month during the fiscal year ended August 31, 1997. Trade creditors, short-term overdrafts with local financial institutions and initial cash inflows from the Offering provided the working capital.

SUBSEQUENT EVENTS

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               None

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               (c)(1) The Company accepted subscriptions for 3,351,996 of Series
                      A Preferred Stock during the period covered by this report, all of which were unregistered sales made in reliance on Regulation S.

                  (2) The Company issued 142,000 shares of Common Stock during the period covered by the report to ten employees for $1,555 each in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits.

                      6.1 Plan and Agreement of Merger and Reorganization among JBRI, ADAM, the Company and certain shareholders of JBRI. (Filed as Exhibit 8.1 to Form 10-SB of the Company on January 14, 1998 and incorporated herein by reference.)

               (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the applicable period

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.



                                  AMERICAN DIVERSIFIED HOLDINGS, INC.



Date:  April 30, 1998             By: /s/ PETER HARTMAN, JR.
                                      ----------------------------------------
                                      Peter Hartman, Jr.
                                      Chief Executive Officer



Date:  April 30, 1998             By: /s/ ROLAND KUETTNER
                                      ----------------------------------------
                                      Roland Kuettner
                                      Principal Financial and Accounting Officer

                                 EXHIBIT INDEX


Exhibit
Number                   Description
-------                  -----------

  27                     Financial Data Schedule