Form 10QSB
period 1998-05-31
AMERICAN DIVERSIFIED HOLDINGS INC
filed 1998-07-17
CIK 1052924

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: May 31, 1998

[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from         to
                                                           --------   ---------


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

         Issuer's telephone number, including area code: (310) 442-2660


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,302,700 shares of Common Stock outstanding as of June 30, 1998.

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                       AMERICAN DIVERSIFIED HOLDINGS, INC.
                                   Form 10-QSB

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I. FINANCIAL INFORMATION

        Item 1.       Condensed Consolidated Balance Sheets at
                      May 31, 1998 and August 31, 1997...........................        3

                      Condensed Consolidated Statements of Operations for the
                      three months and nine months ended May 31, 1998 and the
                      period from February 4, 1997 (inception) to August 31,
                      1997 and
                      May 31, 1998...............................................        4

                      Condensed Consolidated Statements of Cash Flows
                      for the three months and nine months ended May 31, 1998
                      and the period from February 4, 1997 (inception)
                      to August 31,1997 and May 31, 1998.........................        5

                      Notes to Condensed Consolidated
                      Financial Statements.......................................        6

        Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............        8


PART II. OTHER INFORMATION

        Item 1.       Legal Proceedings..........................................        9

        Item 2.       Changes in Securities......................................        9

        Item 3.       Defaults Upon Senior Securities............................        9

        Item 4.       Submission of Matters to a Vote of Security Holders........        9

        Item 5.       Other Information..........................................        9

        Item 6.       Exhibits and Reports on Form 8-K...........................        9

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        May 31, 1998 and August 31, 1997


                                                May 31, 1998       August 31, 1997
                                                ------------       ---------------
                                                (unaudited)
ASSETS

Cash and cash equivalents ..............       $    901,773        $      2,264
Receivables (Note 3) ...................         11,584,186
Debt Securities ........................          1,193,049
Stock subscriptions received ...........            789,112             117,000
Prepaid expenses .......................            209,348               4,220
Property and Equipment net .............            273,670              14,320
Goodwill ...............................            318,860
Other ..................................            195,794
                                               ------------        ------------
TOTAL ASSETS ...........................       $ 15,465,792        $    137,804
                                               ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Accruals ...............................       $    234,030        $      7,600
Accounts payable .......................            216,096              55,977
Dividends payable ......................            225,000
                                               ------------        ------------

TOTAL LIABILITIES ......................       $    675,126              63,577
                                               ============        ============

EQUITY
Preferred stock;
Series A, par value $1.00
9% cumulative, convertible
5,000,000 shares .......................          5,000,000             150,545

Unpaid subscriptions ...................                                (33,545)

Common Stock;
10,302,700 and 1,000,000 shares
issued and outstanding .................         11,861,710              96,754
Accumulated deficit ....................         (2,071.044)           (139,527)
                                               ------------        ------------
Total Shareholders' Equity .............         14,790,666              74,227
                                               ------------        ------------

TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY ...................       $ 15,465,792        $    137,804
                                               ============        ============


See Notes to the Condensed Consolidated Financial Statements

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Period from         Period from
                                       Three months       Nine months      February 4, 1997    February 4, 1997
                                           Ended             ended          (inception) to      (inception) to
                                       May 31, 1998       May 31, 1998       May 31, 1998       August 31, 1997
                                       ------------       ------------       ------------       ---------------
                                        (unaudited)        (unaudited)       (unaudited)

REVENUE .........................      $     13,758       $     13,758       $     13,758       $
                                       ---------------------------------------------------------------------

EXPENSES
Salaries and wages ..............           159,414            354,316            375,157             20,841
Travel and entertainment ........            38,203            109,048            131,534             22,486
Administration ..................            70,849            189,354            211,860             22,506
Advertising .....................           538,538            633,837            641,057              7,220
Professional services ...........           127,017            288,539            355,013             66,474
Other operating expenses ........            90,535             98,684             98,684
Depreciation ....................            16,386             19,915             19,915
Amortization ....................             7,791              7,791              7,791
Interest ........................            18,792             18,792             18,792
                                       ---------------------------------------------------------------------

Expenses ........................         1,067,524          1,720,275          1,859,802            139,527

(Loss) before income taxes ......        (1,053,766)        (1,706,517)        (1,846,044)          (139,527)
Income Taxes ....................                --                 --                 --                 --
                                       ---------------------------------------------------------------------
NET (LOSS) ......................      $ (1,053,766)      $ (1,706,517)      $ (1,846,044)      $   (139,527)
                                       ---------------------------------------------------------------------

Average common shares outstanding        10,172,000         10,128,000          7,138,400          1,000,000

Net loss per common share .......             (0.13)             (0.19)             (0.29)             (0.14)
                                       ---------------------------------------------------------------------


See Notes to the Condensed Consolidated Financial Statements

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

        Periods from inception (February 4, 1997) through August 31,1997 from September 1, 1997 to May 31, 1998 and from Inception to May 31, 1998

                                                                                   Period from         Period from
                                               Three months        Nine months   February 4, 1997    February 4, 1997
                                                  Ended              Ended         (inception) to     (inception) to
                                               May 31, 1998       May 31, 1998     May 31, 1998       August 31, 1997
                                               ------------       ------------     ------------       ---------------
                                                (unaudited)       (unaudited)       (unaudited)
Cash Flows from Operating Activities:

Net Income (loss) ........................      $(1,053,766)      $(1,706,517)      $(1,846,044)      $  (139,527)

Adjustments to reconcile net income (loss)
to net cash used in operating activities
Noncash expenses:
Professional fees ........................               --            56,100           105,059            48,959
Depreciation and amortization expense ....           24,177            27,706            27,708
Changes in assets and liabilities:
Increase (decrease) in accounts payable
and accruals .............................         (164,912)          386,549           450,126            63,577
Increase in receivables ..................         (128,380)         (128,380)         (128,380)
Decrease in bank overdrafts ..............         (419,911)
Decrease (increase) in prepaid
expenses and other .......................          (35,824)         (329,196)         (333,416)           (4,220)
                                                -----------------------------------------------------------------
Net cash (used in) provided
from operating activities ................       (1,778,616)       (1,693,738)       (1,724,949)          (31,211)

Cash Flows from Investing Activities:
Acquisition of J.B. Rea, Inc. ............         (160,875)         (160,875)         (160,875)
Purchase of Equipment ....................         (256,084)         (279,265)         (293,585)          (14,320)
                                                -----------------------------------------------------------------
                                                   (416,959)         (440,140)         (454,460)          (14,320)
Cash Flows from Financing Activities:
Proceeds from Issuance of Preferred
Stock ....................................        2,790,686         3,017,837         3,017,837
Proceeds from Issuance of Common
Stock ....................................                             15,550            63,345            47,795
                                                -----------------------------------------------------------------
                                                  2,790,686         3,033,387         3,081,182            47,795
                                                -----------------------------------------------------------------
Increase in cash and cash equivalents ....          595,111           899,509           901,773             2,264

Cash and Cash equivalents
Beginning of the period ..................          306,662             2,264                --                --
   End of the period .....................      $   901,773       $   901,773       $   901,773       $     2,264
                                                ===========       ===========       ===========       ===========

Supplemental schedule of noncash
 financing activities
Issuance of 51,000, 813,500 and 762,500
common shares in exchange for
services rendered ........................                        $    56,100       $   105,059       $    48,959
                                                                  -----------       -----------       -----------

Issuance of 1,193,051 shares of
preferred stock in exchange for
debt securities ..........................                        $ 1,193,051       $ 1,193,051
                                                                  -----------       -----------

Issuance of 9,000,000 common
shares in exchange for debt
securities ...............................                        $ 9,939,025       $ 9,939,025
                                                                  -----------       -----------

Capital contribution associated with
sale of note receivable to unrelated
investors ................................      $ 1,516,781       $ 1,516,781       $ 1,516,781
                                                -----------       -----------       -----------

Issuance of 237,500 common shares
in connection with the acquisition
of J.B. Rea, Inc. ........................      $   237,500                         $   237,500
                                                -----------                         -----------

Dividends declared on preferred stock ....      $   225,000                         $   225,000
                                                -----------                         -----------


See Notes to the Condensed Consolidated Financial Statements

                       AMERICAN DIVERSIFIED HOLDINGS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            For the three and nine month periods ending May 31, 1998

NOTE 1: QUARTERLY INFORMATION
-----------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements. The statements do not necessarily include all disclosures that would be presented in the Annual Report on Form 10-SB of American Diversified Holdings, Inc. (the "Company"). These statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-SB as of and for the period from February 4,1997 (inception) to August 31, 1997.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of Company's financial position and operations for the interim period. The results are not necessarily indicative of results to be expected for the fiscal year.

NOTE 2:  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------
The Company was organized on February 4, 1997 as a provider of financial services in the United States and Europe. As a development stage enterprise, the Company has devoted most of its resources since inception to raising capital and implementing the first stages of its business plan. The Company's fiscal year ends on the last day of each August.

The Company has established two wholly owned subsidiaries since inception:

                                                          Planned Operations
                                                          ------------------

American Diversified AG Wertpapierhandelsbank ("ADAG")    Provider of financial
                                                          services in Germany

American Diversified Asset Management, Inc. ("ADAM")      Investment advisor to
                                                          planned mutual funds

Effective March 31,1998 the ADAM merged with and into James Buchanan Rea, Inc., the investment advisor and distributor of the Rea-Graham Balanced Fund. The merger was recorded as a purchase transaction which resulted in the exchange of 237,500 shares of the Company's common stock for the common stock of Rea, Inc. (Note 5). Goodwill of $327,000 is being amortized over seven years.

A summary of the Company's significant accounting policies follows:

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and cash equivalents
-------------------------
Cash equivalents include highly liquid debt instruments which have a maturity of three months or less from the date of purchase and other highly liquid investments which are readily convertible into cash. Cash equivalents are stated at cost which approximates market value.

Equipment
---------
Equipment is reported at cost and includes expenditures for major improvements. Depreciation is determined using accelerated methods based on estimated useful lives of between three and five years.

Foreign Currency Translation
----------------------------
The Company has agreed to fund any cash flow deficits incurred by ADAG, its European subsidiary. Until such time that ADAG generates sales revenue, the Company's functional currency (U.S. $) will be considered ADAG's functional currency for financial reporting purposes.

Income Taxes
------------
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards. Under the liability method, tax liabilities are recorded for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, all or a portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair value of financial instruments
-----------------------------------
The fair value of cash and cash equivalents and capital stock subscriptions receivable approximates carrying amounts because of the short term nature of these assets. The Company's debt securities were sold in June for an amount in excess of the carrying value of $1,193,049.

Net income (loss) per common share
----------------------------------
The net income (loss) per common share is based on the net loss from operations and the weighted average number of shares of common stock outstanding during the period.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

NOTE 3:  RELATED PARTY TRANSACTIONS
-----------------------------------
In connection with the Company's founding, a group of stockholders contributed their ownership of a "Bearer Note" secured by a first mortgage on certain real property in Berlin. The note, with a face value of 17.5 million Deutschmarks, is due on December 31, 1999. The note was sold, on a non-recourse basis to a group of unrelated investors on May 29, 1998 for 20.2 million Deutschmarks resulting in an economic gain of $1,517,000. For U.S. accounting purposes the gain is reported as an adjustment to the issuance price of share capital. The transaction was handled through escrow agents in Berlin. Management expects that payment will occur during the fourth quarter of fiscal 1998.

Stock Option and Incentive Plan
-------------------------------
The 1998 Stock Option and Incentive Plan was approved at the May 26, 1998 Board of Directors meeting and 1,000,000 million shares of common stock were reserved for issuance under the Plan.

Other
-----
Legal and other services provided by the Company's stockholders and reported as operating expenses totaled $117,422 during the nine month period ending May 31, 1998.

NOTE 4:  PREFERRED STOCK OFFERING
---------------------------------
The Company's completed the sale of 5,000,000 shares of Series A redeemable 9% cumulative convertible preferred stock in Germany during the third quarter. The offering occurred under Regulation S guidelines established under the Securities Act of 1933 for Securities offers made outside of the United States. The offering is registered with the "Bundesaufsichtsamt fuer Wertpapierhandel," the German governmental agency which regulates German securities transactions. Cumulative dividends are payable semi-annually, when declared, at an annual rate of $.09 per share.

NOTE 5:  MERGER WITH JAMES BUCHANAN REA, INC.
---------------------------------------------
The investment management business acquired through the merger of the Company's subsidiary American Diversified Asset Management into James Buchanan Rea, Inc., generated operating revenue and expenses of $13,758 and $59,897 respectively during the third quarter. The purchase price of $413,375 consisted of a cash payment of $160,875, the issuance of common shares valued at $237,500 and the assumption of certain liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------
        The Company was organized on February 4, 1997 as a provider of financial services in the United States and Europe. As a development-stage enterprise, the Company has devoted most of its resources since inception to raising capital and implementing the first stages of its business plan. The Company has established two wholly-owned subsidiaries through which it conducts its business operation:
American Diversified AG Wertpapierhandelsbank ("ADAG"), a provider of financial services in Germany; and American Diversified Asset Management, Inc. ("ADAM"), a registered broker-dealer and registered investment advisor to mutual funds in the United States.

        ADAM merged with and into James Buchanan Rea, Inc., a California corporation effective March 31, 1998 ("JBRI"). Since its inception in 1982, JBRI served as the investment advisor and distributor to the Rea-Graham Balanced Fund (the "Fund"), a series mutual fund of American Diversified Funds, Inc. (formerly named "Rea-Graham Funds, Inc.") a diversified open-end investment company registered under the Investment Company Act of 1940. ADAM has succeeded JBRI as a registered broker-dealer and registered investment advisor and the shareholders of the Fund have approved ADAM as investment advisor to the Fund.

RESULTS OF OPERATIONS
---------------------

        For the three months ended May 31, 1998, the Company reported operating revenue of $13,758 all of which is attributable to ADAM. ADAM reported revenues and operating expenses of $13,758 and $59,897, respectively during the quarter ended May 31, 1998. ADAG is still in the organizational stage and did not commence any significant business operations during the quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        Initial promotional costs associated with marketing efforts in Germany and costs associated with operating ADAG in Germany increased the Company's monthly liquidity requirements to approximately $350,000 during the period ended May 31, 1998 as opposed to $100,000 and $20,000 during the periods ended February 28, 1998 and the fiscal year ending August 31,1997. As such, costs incurred for employee compensation and advertising increased from $116,993 and $52,831 in the second quarter to $159,414 and $538,538 in the third quarter. Cash inflows from the sale of 2,791,00 shares of Series A Preferred Stock provided the working capital.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) Effective May 26, 1998, the Company effected a 1:10 reverse stock split reducing its common stock to 10,302,700 shares outstanding. The Company also filed an amendment to its Articles of Incorporation changing the par value of its authorized Common Stock and Preferred Stock to "no par value" and reducing the authorized shares of Common Stock to 20,000,000 and the shares of preferred Stock to 10,000,000.

        (c)(1) The Company sold 1,490,989 shares of Series A Preferred Stock during the period covered by this report, in reliance on the exemption provided under Regulation S from registration under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Effective May 26, 1998, a majority of Shareholders, representing 95,000,000 (pre-reverse split) or 92.2% of total shares outstanding executed written consents authorizing the Amendment to the Articles of Incorporation of the Company which is filed on Exhibit 3.1.5 below.

ITEM 5. OTHER INFORMATION

        (a) Changes in Officers and Directors. Effective May 26, 1998, Mr. Thomas Corcovelos resigned as Secretary of the Company and was replaced by Michael B. Jeffers, with Mr. Corcovelos remaining as a Director of the Company. Also effective May 26, 1998, Mr. Klaus Conradi resigned as a Director and was replaced by Mr. Thomas H. Fitzgerald, Jr.

The present officers and directors of the Company are as follows:

              Officers                                                      Directors
              --------                                                      ---------
President/CEO                             James B. Rea, Jr.          Chairman       Peter Hartmann
Exec. V.P. - International Development    Peter Hartmann             Director       Tom Corcovelos
CFO/Treasurer                             Roland Kuettner            Director       Thomas H. Fitzgerald
Secretary                                 Michael B. Jeffers         Director       Roland Kuettner
Assistant Secretary                       Isabel Bautista            Director       James Buchanan Rea, Jr.

        (b) Sale of Control Shares. In May 1998, American Diversified Corporation sold all of its 9,000,000 (post reverse split) shares of the Company to unrelated third-party purchasers, in private transactions pursuant to the exemption provided under
                Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                3.1.5 Amendment to Articles of Incorporation of the Company filed May 29, 1998
                9.1.3 Form of Employment Contract between the Company and Peter Hartmann
                27.1    Financial Data Schedule

        (b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the applicable period

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.


                                  AMERICAN DIVERSIFIED HOLDINGS, INC.


Date:  July 13, 1998              By: /s/ Peter Hartmann
                                      --------------------------------------
                                      Peter Hartmann
                                      Chairman of the Board



Date:  July 13, 1998              By: /s/ Roland Kuettner
                                      --------------------------------------
                                      Roland Kuettner
                                      Principal Financial and Accounting Officer

                                 EXHIBIT INDEX

Exhibit
Number            Description
------            -----------
 3.1.5            Amendment to Articles of Incorporation of the Company
                  filed May 29, 1998

 9.1.3            Form of Employment Contract between the Company and
                  Peter Hartmann

27.1              Financial Data Schedule