Form 10KSB
period 1998-08-31
AMERICAN DIVERSIFIED HOLDINGS INC
filed 1998-11-30
CIK 1052924

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended August 31, 1998     Commission File Number: 000-23615

                       AMERICAN DIVERSIFIED HOLDINGS, INC.
                 (Name of Small Business Issuer in its Charter)

             NEVADA                                     86-0854150
  (State or other jurisdiction of                    (I.R.S Employer
   incorporation or organization)                   Identification No.)

10900 WILSHIRE BOULEVARD, 9TH FLOOR, LOS ANGELES, CA               90024
    (Address of principal executive offices)                     (Zip Code)

Issuer's Telephone Number:  (310) 209-5090

         Securities registered under Section 12(b) of the Exchange Act:
(Title of each class)               (Name of each exchange on which registered)
       NONE                                             NONE

         Securities registered under Section 12(g) of the Exchange Act:
                              (Title of each class)
                                  COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES (X)              NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year:  $45,585

The aggregate value of the Registrant's Common Stock held by non-affiliates of the Registrant is $13,534,115. (Based on the last negotiated sales price of $2.19 per share).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 6,817,961 shares of the Registrant's Common Stock issued and outstanding as of October 30, 1998.


================================================================================

ITEM 1  DESCRIPTION OF BUSINESS

GENERAL

        American Diversified Holdings, Inc., a Nevada corporation (the "Company"), is a development stage enterprise which was formed to offer a full range of financial services in the United States and Europe. The Company was incorporated in the State of Nevada on February 5, 1997. The Company is a holding company primarily engaged in the management of its two wholly-owned subsidiaries, American Diversified Asset Management, Inc., a Nevada corporation ("ADAM") which is located in Los Angeles, California, and American Diversified AG, a German corporation ("ADAG") which is located in Berlin, Germany. The principal business activities of the Company and its subsidiaries will be to provide financial services and distribute financial service products to individuals and institutional investors in the United States, Germany and other European Union ("EU") countries. The Company and its subsidiaries will offer financial services consisting mainly of full service securities brokerage, Internet discount brokerage, asset management, sponsoring and distributing mutual funds, underwriting and related financial services.

ADAM

        ADAM was founded in October 1997 to operate as a registered investment advisor and broker-dealer. Effective March 31, 1998, ADAM merged with James Buchanan Rea, Inc. ("JBRI") a California corporation, and succeeded to the business of JBRI as a registered investment adviser and licensed broker-dealer, underwriter and distributor. ADAM serves as Investment Advisor, Underwriter and Distributor to American Diversified Funds, Inc., a diversified, open-end investment company registered under the Investment Company Act of 1940, with a single series portfolio, the American Diversified Global Value Fund (formerly the Rea-Graham Balanced Fund).

        The Company plans to expand ADAM's mutual fund business by increasing the assets of the Global Value Fund and by developing new mutual fund series in the U.S. and Europe. ADAM currently has in registration a newly developed fund, the American Diversified International Value Fund, for U.S. distribution (collectively with the Global Value Fund, the "Funds"). Ladas & Hulings, Inc. ("Ladas & Hulings"), a leader in global value investing with over 25 years of experience, became sub-advisor to the Global Value Fund in April 1998 and will provide the day-to-day investment management (sub-advisory services) for the Funds. ADAM also plans to introduce an asset management business for high net worth individual and institutional accounts using Ladas & Hulings as the asset manager.

        ADAM is in the process of registering an umbrella fund, American Diversified Funds, plc, in Ireland under the Undertaking for Collective Investments in Transferrable Securities ("UCITS") directive for European ("EU") distribution, which will offer three sub-funds: the Global Value, International Value, and SmallCap Value portfolios. Marketing and distribution services will be provided in Germany and other EU countries by ADAG, and through alliances with medium-sized banks, broker-dealers, insurance agents, and by-captive sales forces.

        The Company is in the process of separating its investment management and broker-dealer businesses by forming a new wholly-owned subsidiary, American Diversified Global Equities, Inc. ("ADGE"), which will assume the broker-dealer and underwriting functions of ADAM (including the underwriting and distribution of mutual funds). In connection with the organization of ADGE, ADAM's broker-dealer license will be transferred to ADGE, which will also enter into a new distribution agreement with ADAM with respect to distribution of the Funds. ADGE will be the distributor for the Company's mutual funds in the U.S. and will act as broker for on-line brokerage execution in U.S. markets for ADAG. ADAM will remain as the investment advisor to the Funds and will continue to provide asset management services.

        ADAM has hired additional executives and support staff in the area of asset management and brokerage services and retained experts in the areas of technology, marketing, public relations, and management. New computer systems, office equipment, phone systems, and technology are being added to insure that efficient, cost effective, and customer oriented, investment products and services are available in both the U.S. and EU markets.

ADAG

        Through its German subsidiary, ADAG, the Company is engaged in the distribution of financial products and will provide discount securities brokerage services, asset management services and underwriting services to clients in Germany and other EU countries after ADAG has received a full banking license in Germany, which is expected to occur during the first quarter of 1999. Securities brokerage services will be offered to individual investors and institutions in Europe through the Internet and ADAG's registered representatives. ADAG intends to engage in underwriting initial public offerings of small to medium size European companies, especially in Germany. ADAG has also applied for membership on the Frankfurt Stock Exchange located in Frankfurt, Germany. The registration process has been completed and ADAG's membership will become effective upon approval of ADAG's full banking license. ADAG will offer trade execution for stocks, mutual funds, options and bonds, as well as market data and research tools to investors in Europe. ADGE will act as the clearing broker for ADAG on all transactions involving U.S. securities which are executed in the U.S. The electronic infrastructure and primary systems necessary to operate ADAG's securities brokerage business are currently in place and fully functional. The Company cannot provide any assurance or guarantee that the regulatory approvals necessary for ADAG to commence its planned securities brokerage operations will be given in a timely manner or at all. See "-- Delay in Commencing Operations."

        ADAG will provide retail and institutional financial services under two distinct brand names, each of which will offer a range of services and commission rates designed to attract investors within specific demographic categories. This branding strategy will allow ADAG to align the cost structures of its brokerage business with the level of services desired by its customers. By providing clearing and execution services, ADAG will be able to expand its customer base, create synergies with its retail brokerage business, enhance mutual fund distribution and diversify its revenues. AMERICAN DIVERSIFIED(R) will provide ADAG's high-net-worth customers with a full range of brokerage services, private asset management and mutual fund products, and is expected to engage in underwriting initial public offerings of fast growing smaller companies. AMDIV.NET(TM) will provide discount on-line securities brokerage services, research and investment analysis tools exclusively through the Internet using advanced electronic systems. AMDIV.NET(TM) also will provide European investors interested in the U.S. securities market with multi-lingual service and with toll-free telephone access from seven European countries. AMDIV.PRONET(TM) is a technologically advanced financial system that will provide ADAG's correspondent European brokerage firms and financial institutions with special terminals to access the major European and U.S. stock markets through the Company's integrated computer network. AMDIV.PRONET(TM) is expected to provide securities clearing and execution services to approximately 700 independent broker-dealers, depository institutions, registered investment advisers and financial planners in Germany. See "-- Development of Products and Services."

        ADAG has developed substantial name recognition through the aggressive advertisement of ADAG's services during the last six months. ADAG has received over 10,000 applications for new accounts during the last six months through the aggressive advertisement of its services in Germany, although ADAG does not intend to take orders or otherwise commence its brokerage business in Germany until it has received a full banking license.

        The Company plans to transfer all of the proprietary technology, systems and software of the Company and its subsidiaries to American Diversified Technologies, Inc., which is being organized as a new wholly-owned subsidiary of the Company in the U.S.

THE BUSINESS OPPORTUNITY

        The Company believes that there is a new and growing market in the EU for investment products denominated in U.S. dollars primarily due to the following factors: (i) the planned transition in 1999 to a single European currency, the EURO; (ii) the creation of new and expanding capital markets in Eastern Europe; (iii) implementation of the UCITS directive in October 1989, which was designed to create a single EU mutual funds market and has now expanded the range of available funds for distribution in Europe; (iv) the continuing growth of the mutual fund market; and (v) the Xetra(R) electronic trading system of the Frankfurt Stock Exchange has expanded the number of tradeable instruments and execution possibilities for electronic security trading. The integration of other major European Stock Exchanges into this system and NASDAQ's interest in participating, creates the possibility of a Pan-European stock market for the future. Additionally, regulatory reforms in Germany and other EU countries have enabled smaller financial services companies to compete for investment dollars traditionally flowing to savings account deposits at commercial banks.

        The services offered by the Company are typically provided in Germany today through banks and savings institutions and cater primarily to large institutional individual investors rather than to individuals. Management of the Company believes it has identified a niche market in Germany and the EU for providing discount securities brokerage services to individual and small institutional investors, including the marketing of U.S. mutual fund products. Brokerage services offered by German banks are targeted for large institutional customers, are expensive and do not address the needs of individual investors. German banks typically encourage private clients to maintain savings accounts, and bank personnel typically lack the incentives and expertise to provide individual customers with U.S. style investment services. The large U.S. investment firms operating in Germany typically prefer to market only to large institutional clients and require minimum account balances in the $1,000,000 range. On the investment banking side, there were approximately 31 public equity securities offerings in Germany during 1997, and 71 have been completed to date in 1998. The Company believes there is a strong and growing demand for investment banking and financial consulting services for emerging growth companies in Germany, from the early financing through the initial public offering stage.

        Management believes that an international financial services group with offices in both the United States and Europe can attract a diverse clientele, including institutional investors, banks and individuals. The Company is particularly focusing on Germany. The interest of German investors in foreign securities and equity investments is growing rapidly, as are the German capital markets. Germany's sole clearing organization, Deutsche Boerse Clearing has reported a rise in deposits of foreign securities from 53.4 billion German Marks to 100.8 billion German Marks, an increase of 47.4 billion German Marks (+88.8%) during the years 1996 to 1997. During the first six months of 1998, the deposits of foreign securities totaled 136.5 billion German Marks. Management believes that these favorable conditions have created a strong demand for the implementation of advanced electronic trading systems with direct access to the worldwide equity markets.

INDUSTRY DEVELOPMENTS IN GERMANY

        Before January 1998, the German market for financial products was traditionally dominated by a group of large banks and insurance companies marketing savings oriented investment vehicles to their depositors. Companies interested in expanding their asset base through capital investment or acquisitions have been generally required to fund the undertaking through cash flow generated from operations or bank loans.

        In an effort to harmonize financial services regulations within the EU, German policies were changed with the revision of existing banking laws (6. Novelle des KwGs) which became effective on January 1, 1998. These changes allowed for the unbundling of investment services in Germany and have brought small and medium sized distributors of financial products under the regulation and supervision of the "Bundesaufsichtsamt fur das Kreditwesen (BaKred)" the authority regulating the German banking industry.

        At the same time the demand for equity financing has steadily grown after the initial public offering of Deutsche Telekom in 1996. The "Neuer Markt" was created in March 1997 on the Frankfurt Stock Exchange to provide a market for technologically innovative companies. The market growth potential in Germany is significant. Prior to opening the "Neuer Markt", only 10 to 20 companies annually registered on the established exchanges in Germany. Since March 1997 the number of initial public offerings has increased by approximately 230%. The Company believes that the market will continue to expand as more entrepreneurs realize the competitive advantage associated with a higher capital base.

        These developments brought about the advent of regulated brokerage and financial services firms, which provide financial advisory services and trade execution services at a lower price than the banking institutions. Although investors have been able to use discount brokerage services provided by subsidiaries of major banks, the

Company believes that many investors will prefer to use the Internet discount brokerage services to be provided by the Company, which will offer faster execution and are expected to be more efficient and competitively priced as compared to traditional bank brokerage services.

BUSINESS STRATEGY

        The Company seeks to exploit the opportunities created primarily as a result of regulatory reforms and changing conditions in the financial services industry and to expand its market share by pursuing the following key strategies:

        o Market Distinct Brands. ADAG will market distinct brands with a range of services and commission rates designed to appeal to specific groups of investors within the financial services market. The Company believes that, by tailoring products and services for customers within specific demographic categories, ADAG can attract a broader range of investors seeking brokerage services at discount prices. AMDIV.NET(TM)will offer discount on-line brokerage services for investors seeking simple and efficient execution services at the lowest possible transaction cost, who are comfortable with the Internet and prefer to trade exclusively through electronic communications in exchange for low-priced trade executions. AMERICAN DIVERSIFIED(R)will provide ADAG's high-net-worth customers with a full range of brokerage services, private asset management and mutual fund products, and underwriting services. AMDIV.PRONET(TM)is a technologically advanced financial system that will provide ADAG's correspondent European brokerage firms and financial institutions with special terminals to access the major European and U.S. stock markets through the Company's integrated computer network. Through this market segmentation approach, management believes that the Company and its subsidiaries will be able to deliver products and services tailored to meet the specific needs of its customers in the most cost efficient manner. See "--Development of Products and Services."

        o Create Technologically Innovative Solutions to Investor Needs. The Company plans to be the technology leader in the retail brokerage and clearing and execution businesses. Since April 1997, the Company has worked on the development of its integrated electronic systems, which combine the Company's newly developed software with existing electronic services in the U.S. and Europe. AMDIV.NET(TM)and AMDIV.PRONET(TM)each comprise a single-source trading system for U.S. and European stocks, which offer immediate execution services. The "Dial-In" feature of AMDIV.PRONET(TM)provides institutional correspondents with a secure link to Europe's and the U.S.'s major stock markets using special terminals, which enable direct access through the Company's integrated computer network. The Company is actively pursuing additional technologies to service the rapidly evolving financial services industry. See "--Development of Products and Services." The Company believes it has adequate protection for the proprietary technology it has developed under German law, but is developing confidentiality and non- competition agreements and other internal security measures to protect its developed technology in the U.S. and the other EU countries.

        o Provide Transaction Value to Investors. The Company strives to offer investors transaction value by providing specified services at prices that are among the lowest in the discount brokerage industry. AMDIV.NET(TM)will be offered generally at a flat commission rate on Internet-only trades for equity orders having a market value of up to EURO 11,000. AMERICAN DIVERSIFIED(R) will provide investors with access to trained registered representatives and other customized services for a fee equal to .44% of the order volume, for each equity order. Through more efficient operations, synergies of strategic alliances, an increasing number of transactions and the use of advanced technology, the Company strives to minimize costs, which allows it to offer low cost investment services. See "--Development of Products and Services" and "--Competition".

        o Expand Mutual Fund Products and Distribution. ADAM has been expanding its sponsorship and distribution of mutual funds by developing one new portfolio in the U.S., the International Value Fund. In addition, ADAM is in the process of registering an umbrella fund in Dublin, Ireland, under the UCITS directive for European distribution, which will offer three sub-funds: the Global Value, International Value and SmallCap Value portfolios. The Ireland-based funds will be distributed in Germany and other EU countries through ADAG's distribution network and other channels in Europe.

        o Expand the Underwriting of Initial Public Offerings. ADAG will engage in underwriting initial public offerings for small and medium size EU companies which plan to be listed on NASDAQ and the Frankfurt Stock Exchange in Frankfurt, Germany. ADAG has commenced due diligence review of a few companies in connection with their proposed initial public offerings. ADAG intends to expand its underwriting business to take advantage of the increased demand for equity financing among small and medium size companies in the EU. There were approximately 31 public equity securities offerings in Germany during 1997, and 71 have been completed to date in 1998. The Company believes there is a strong and growing demand for investment banking and financial consulting services for emerging growth companies in Germany, from the early financing through the initial public offering stage.

DEVELOPMENT OF PRODUCTS AND SERVICES

        The Company has developed a broad range of products and services designed to address specific consumer needs and the Company is actively pursuing opportunities to improve and increase the products and services offered to customers. The development of products and services by the Company and its subsidiaries will continue to require substantial capital expenditures. The Company expenses all research and development costs as they are incurred. The Company regularly monitors the costs and projected benefits of its product and service developments to determine their continued viability. The Company does not believe that the failure of any of its products and services would have a material adverse effect on the Company's future business, financial condition or operating results.

        MUTUAL FUND PRODUCTS

        ADAM's mutual fund families in the U.S. will consist of the Funds, including:

        o      American Diversified Global Value Fund

        o      American Diversified International Value Fund *

        ADAM's mutual fund families established in Ireland for distribution in the EU will consist of value-oriented mutual funds, including:

        o      American Diversified Global Value Fund *

        o      American Diversified International Value Fund *

        o      American Diversified SmallCap Value Fund *

--------------------
*  In registration.

        The Funds will be managed by ADAM, based on Benjamin Graham's "value investment" principles. Mr. Graham authored "Security Analysis" and "The Intelligent Investor," which are recognized texts on the fundamental value of common stocks. Ladas & Hulings, a leader in value investing with over 25 years of experience, will serve as investment sub-advisor to the Funds and will provide their day-to-day management. Portfolios managed by Ladas & Hulings have been rated by Nelson's Information as among the "Top 20" Money Managers -- 10 year returns.

        A principal component of the Company's planned expansion involves marketing the Funds to institutional investors. The Company plans to develop a special class of institutional series or shares for distribution to institutional investors. As the Funds grows in size, the revenues and profitability of ADAM are expected to increase because ADAM's revenues and income will be based on the net assets of the Funds and with other mutual funds that it may manage in the future.

        DISCOUNT SECURITIES BROKERAGE SERVICES

        ADAG will provide Internet-discount brokerage services under the brand name AMDIV.NET(TM) and brokerage services for its high-net-worth clients under the brand name AMERICAN DIVERSIFIED(R). See "-- Servicemark Application." ADAG has also developed AMDIV.PRONET(TM), a brand of services for European brokerage firms, banking institutions and other institutional correspondents to access the major U.S. and European stock markets on special terminals through the Company's integrated computer network. Through this market segmentation approach, ADAG will offer a variable range of services and competitive rate structures designed to attract specific groups of individual and institutional investors in Europe.

        The development of the Company's products and services will continue to require substantial capital expenditures. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation."

        The following chart summarizes by brand these planned services and the average commission per trade which ADAG expects to charge its customers:


                                          AMERICAN DIVERSIFIED(R)      AMDIV.NET(TM)        AMDIV.PRONET(TM)
                                          -----------------------                           ----------------
WAYS TO TRADE
  Internet                                         --                   EURO 12.00*           EURO 10.00*
  Personal terminal                            EURO 20.00                   --                    --
  Professional Terminal                            --                       --                EURO 14.00*
  Registered  representative                  EURO 22.00**                  --                    --
PRODUCTS
  U.S.-Stocks                                       x                        x                     x
  European-Stocks                                   x                        x                     x
  Foreign-Stocks                                    x                        x                     x
  Mutual funds                                      x                        x                     x
  Options                                           x                        x                     x
  Bonds                                             x                        x                     x
  Foreign securities                                x                        x                     x
SERVICES OFFERED
  Live quotes                                     x***                      --                     x
  10 Minute delayed quotes                         --                        x                    --
  Research tools                                  x***                       x                     x
  Credit card                                       x                       --                    --
  Debit card                                       --                        x                    --
  Check writing                                     x                       --                    --
  News search                                     x***                       x                     x
  Program investing                                 x                        x                     x
  Day trading                                     x***                       x                     x


------------------
*   For equity orders having a market value of up to EURO 11,000.
**  0.20% of the market value or a minimum charge of EURO 22.00.
*** With personal terminal only.

                              [LOGO AMDIV.NET(TM)]

        AMDIV.NET(TM) will be a discount broker that offers technologically advanced delivery systems for sophisticated on-line investors via the Internet. AMDIV.NET(TM) customers in Germany and other EU countries will be able to place trades, obtain quotes and review pertinent account information electronically using the Internet. AMDIV.NET's(TM) web site will allow customers to enter orders for stocks, mutual funds and options, to view their balances, positions, order status, quotes and transaction history and to use research provided by various data service providers. The research and market data available for AMDIV.NET(TM) customers will include historical and intra-day charts, company reports, earnings estimates, stock screening and general market information.

        AMDIV.NET(TM) will offer an advanced program trading feature, which will allow customers to create conditions under which orders will be placed and then have their personal computer monitor the market to automatically place the order. Customers will be able to design baskets of stocks to track and trade. Investors also will be able to place spread, straddle and buy/write orders using the AMDIV.NET(TM) features no other competing online-brokerage in Europe offers. In addition, the system will provide investors access to multiple news and research services. Customers will be able to access company highlights or detailed company reports and earnings estimates from a variety of data banks. A prototype system offering the above-described features is in the final stage of development and is undergoing testing at this time.

        In addition, AMDIV.NET(TM) will offer a wide range of third-party research services to assist its customers in selecting the best trading strategy. Stock research will include professional reports on over 20,000 listed companies on the major U.S. and European exchanges, qualitative and quantitative analyses on all major industry sectors and ranking tables, including performance ratios for large, middle and small cap stocks. AMDIV.NET's(TM) stock alerts will notify clients of earnings announcements, dividend reports, price changes of more than three percent and other significant events affecting investments.

        AMDIV.NET(TM) will cater to investors who are comfortable with the Internet and prefer to trade exclusively through electronic communications in exchange for low priced trade executions. Customer inquiries will be accepted via e-mail and representatives are required to respond within two hours, although responses usually will be sent by return e-mail promptly. Although AMDIV.NET(TM) will maintain toll-free telephone numbers for customer inquiries, these inquiries will be limited to technical support and customer inquires during specified time intervals. AMDIV.NET(TM) expects to charge a commission of EURO 12.00 for equity orders having a market value of up to EURO 11,000. Management believes that AMDIV.NET(TM) will offer one of the lowest commission rates in the industry in Germany, especially on U.S.-securities.

                             [LOGO AMDIV.PRONET(TM)]

        AMDIV.PRONET(TM) will be a wholesale provider, in Germany and other EU countries, of discount brokerage and other financial services to independent broker-dealers, registered investment advisors and financial planners, including smaller banks, who serve their own retail customers. AMDIV.PRONET(TM) will act as the discount brokerage arm of correspondent institutional clients by providing their retail customers with access to equity and bond markets. ADAG will maintain a staff of registered representatives to service the retail customers of correspondent institutional clients using AMDIV.PRONET(TM).

SYSTEMS

        The Company will use a variety of systems to support investors and the Company's correspondents. The Company currently is developing a sophisticated proprietary computer network that will link the various trading applications to the proprietary core system, the AMDIV Operating System ("AMDOS"). All of the customer trading applications will interface and feed data through standardized messaging and formatting into AMDOS. AMDOS will deliver quotes and information to the investor and route trades to the market. AMDOS will then update account balances and positions via multiple lines of communication. AMDOS also will support other operations such as clearing functions, account administration and record keeping.

        The Company's technology relies on a scalable computer system connected to the Internet backbone. To enhance the reliability of the system and integrity of data, the Company maintains multiple backup systems. A backup power supply supports the operations facility. Tape backups are made nightly to prevent a loss of data.

        The Company's technology is supported by an internal staff of programmers, developers and operators 24 hours a day, seven days a week. The programming staff is supplemented by a team of quality control analysts, Web page developers, technical writers and design specialists who ensure the final product is user-friendly and dependable. In addition to supporting the systems, the staff continually enhances software and hardware and develops new services. Software is designed to be versatile and easily adaptable to new and emerging technologies.

        The secure transmission of confidential information over public networks is a critical element of the Company's operations. The Company relies on encryption and authentication technology, which is in part provided by outside sources, including public key cryptography technology provided by Veresign to provide the security and authentication necessary to effect secure transmission of confidential information over the Internet.

        A major advantage is the Company's direct fiberoptic connections to the Internet through a main backbone of UUNETt. ADAG is connected to the fiberoptic network of COLT Telecom, one of Europe's most progressive providers of commercial fiberoptic networks. COLT Telecom is servicing the majority of the German banking industry and stock exchanges. ADAG has signed agreements to receive unlimited network capacity for its data and telecommunication needs on a scalable basis at competitive prices. The Company plans to connect the premises in Berlin and Los Angeles by a direct line by the end of 1998.

        All proprietary technology, systems and software of the Company and its subsidiary will be transferred to American Diversified Technologies, Inc., which is being established as a wholly-owned subsidiary of the Company in the U.S. The Company believes that it has adequate protection for its proprietary technology, systems and software under German law, but is developing confidentiality and non-competition agreements, and other internal security measures to further protect its proprietary interests.

MARKETING

        The Company and its subsidiaries seek to increase their market share through direct-response advertising, advertising on their own and other Web sites, a public relations program and co-marketing. ADAG has recently completed an aggressive marketing campaign in Germany designed to bring brand name recognition to ADAG's product lines. The Company intends to significantly increase its spending on print, television, radio, direct mail, telemarketing and online advertising during the next fiscal year. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations." From time to time, the Company may choose to increase spending on advertising to target specific groups of investors or to decrease advertising expenditures in response to market conditions.

        ADAM plans to expand the advertising of its mutual fund products in the U.S., and to build awareness of the Funds' value investment approach.

        At the Company's Web sites, prospective customers both in the U.S. and Europe will be able to obtain detailed information on the services offered by the Company and its subsidiaries, use an interactive demonstration system, request additional information and complete an account application online. Visitors to the Company's German Web site can obtain detailed information about the U.S.-equity markets, NASDAQ and all major European stock exchanges. The Company's programmers have developed a search engine which provides financial information from over 800 sources. Visitors to ADAM's U.S.-based Web site will be able to obtain performance information on the funds, request literature and prospectuses online, download reports and get basic information about ADAM's value investment approach.

CUSTOMER SERVICE

        The Company and its subsidiaries strive to optimize the level of customer service provided to their clients by (i) expanding their use of technology to handle most typical inquiries generated in the course of customers' securities trading and related activities, (ii) ensuring adequate staffing with properly trained and motivated personnel in their customer service departments, enabling prompt response to customer inquiries and (iii) tailoring customer service to the particular expectations of the clients of each of their respective services.

        In order to optimize the level of service provided to European customers, ADAG has installed advanced call handling capabilities and provides 24 hours, 365-day live customer service through an 800-number. The new phone-systems provide automated answering, departmental call forwarding, information on expected wait times, summary market data while on hold and integrated voice-mail and response capabilities. The new telephone systems also allow linkage between the caller identification units and the customer database to provide customer service representatives with immediate access to customer's account data. It is expected that these telephone systems will increase call-handling efficiency and enhance the customers' experience when calling for service, particularly during periods of heavy market activity.

        The Company and its subsidiaries have also developed software and Web sites which provide basic information on how to use the Company's services. For those inquiries that cannot be answered through one of the Company's automated systems, customers are encouraged to use e-mail for matters that are not time sensitive. The Company's operating standards require a response within two hours of receipt of the e-mail for such matters; however, the Company strives to respond within 30 minutes of the original message. The Company also maintains electronic bulletin boards where customers and potential customers can ask questions and exchange information about the Company's services.

        The Company plans to monitor the level of overall customer satisfaction through use of customer response cards sent with trade confirmations or through periodic surveys. Written comments, e-mails and electronic postings by customers will be regularly reviewed by the Company's senior officers. The Company has established a policy to respond to all customer questions or complaints, regardless of their mode of transmission.

EMPLOYEES

        As of November 15, 1998, the Company employed a total of 24 full-time associates, including management, and 12 part-time associates. The Company believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. The Company believes that its relations with its employees are good.

        The Company's employment assessment process is a critical factor in identifying candidates whose abilities and potential create the opportunity to be a successful associate with the Company. The assessment process includes an in-person interview, a work-related behavioral trait profile, a cognitive reasoning assessment test, a telephone structured interview to measure communication skills, and a data entry "keyboarding" or computer skills test when appropriate. The Company believes based on its experience to date that its employment assessment process has a positive impact on the Company's success.

        The Company has approved a policy of paying cash bonuses to its management and non-management employees out of a pool based on a percentage of annual income. Bonuses are based upon the success of the Company and the individual job performance of the employee.

        The Company believes that the continuous training of its management, employees and part-time associates is a key factor for the Company's ability for rapid growth. The Company has established a training facility in Berlin and implemented a training schedule.

SERVICEMARK APPLICATION

        The Company has registered "AMERICAN DIVERSIFIED" as a servicemark in the U.S. and in Germany, and has applied for but not been issued any registered servicemark for its or "AmDiv(TM)" service-name in Germany. ADAG is planning to register its trademarks in Germany and other European countries. No assurance can be given that the Company will be successful in obtaining these marks, or that the servicemarks, if obtained, will afford the Company any competitive advantages. ADAG owns the "AMERICAN DIVERSIFIED" trademark for Germany, which was registered on February 26, 1998 with the German Patent and Trademark Office in Munich, registration No. 39745648.

LACK OF PROFITABLITY, POTENTIAL LOSSES

        The Company is a development stage enterprise which was formed on February 5, 1997 for the purpose of engaging in the financial services business through its subsidiaries in Europe and the United States. Except for the merged operations of ADAM, the Company has a limited operating history and is in the process of implementing an aggressive business expansion strategy involving the development and distribution of sophisticated financial products and services in Europe and the United States. No assurance can be given that the Company will be able to successfully develop and market its proposed products and services in any of its targeted market sectors.

        From its inception through August 31, 1998, the Company has devoted the bulk of its resources to raising capital and implementing the first phase of its business plan and has experienced aggregate losses of $4,658,516. The Company and its subsidiaries are expected to have further and substantial losses during its start-up phase primarily due to the high costs associated with the formation of a new financial services company and the marketing and promotion of mutual funds and other financial services in its market area. Results of operations in the future will be influenced by numerous factors including, among others, expansion, the ability of the Company to manage its growth and maintain the quality of its personnel, and the ability of the Company to implement its strategic plan. There is no assurance that the Company will ever operate profitably. Any future success that the Company might enjoy and its results of operations in the future will also depend upon many factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include changes in the securities and banking industries, technological advances or product obsolescence, increased levels of competition including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force the Company to reduce or curtail operations.

DELAY IN COMMENCING OPERATIONS

        ADAG has applied for a full banking license in Germany to engage in its planned securities brokerage business. The Company cannot provide any assurance or guarantee that the regulatory approvals necessary for ADAG to commence its planned securities brokerage operations will be given in a timely manner or at all. Any delay in commencing operations will increase pre-opening expenses and postpone realization of potential revenues by ADAG and the Company. Absent the receipt of revenues and commencement of profitable operations, the Company's accumulated deficit will continue to increase (and the book value per share will continue to decrease) as operating expenses such as salaries and other administrative expenses continue to be incurred.

MANAGEMENT OF GROWTH

        The Company plans to expand its business with the formation of subsidiaries in Austria, Spain, Ireland and Switzerland. To a significant extent, the Company's future success will be dependent upon its ability to engage in a successful expansion program and will be dependent, in part, upon its ability to secure regulatory approvals in its chosen markets, attract customers for its financial products, maintain adequate financial controls and reporting systems, manage its growth, and obtain additional capital upon favorable terms. There can be no assurance that the Company will be able to successfully implement its planned expansion, finance its growth or manage the resulting larger operation.

COMPETITION

        All aspects of the Company's investment management business are intensely competitive. The Company competes with U.S. brokerage firms which have affiliates in Germany and other EU countries and with German banking institutions which are authorized, under German law, to offer both traditional brokerage functions and investment advisory services. The Company encounters significant competition in connection with the operation of its business in the U.S. for its mutual fund products. The Company's competitors in the U.S. include numerous enterprises with extensive experience in the financial services sector. Therefore, the Company intends to use the bulk of its marketing resources to promote its investment products in Europe, where it expects initially to encounter only limited competition for its discount brokerage services and the distribution of mutual funds to its targeted potential clientele in Germany, its primary marketing area. The services offered by the Company are typically provided in Germany today through banks and savings institutions, which cater primarily to large institutional individual investors rather than to individuals. Management of the Company believes it has identified a niche market in Germany and the EU for providing discount securities brokerage services to individual and small institutional investors, including the marketing of U.S. mutual fund products. Brokerage services offered by German banks are targeted for large institutional customers, are expensive and do not address the needs of individual investors. German banks typically encourage private clients to maintain savings accounts, and bank personnel typically lack the incentives and expertise to provide individual customers with U.S. style investment services. The large U.S. investment firms operating in Germany typically prefer to market only to large institutional clients and require minimum account balances in the $1,000,000 range. On the investment banking side, there were approximately 31 public equity securities offerings in Germany during 1997, and 71 have been completed to date in 1998. The Company believes there is a strong and growing demand for investment banking and financial consulting services for emerging growth companies in Germany, from the early financing through the initial public offering stage.

        There are currently approximately ten discount brokerage firms in Germany, all of them wholly owned subsidiaries of German commercial banks. These discount brokerage firms include Comdirect Bank, ConSors Dicount Broker, Advance Bank, Brokerage24 and Direkt Anlage Bank. The Company also encounters competition from the established banks, which provide full-commission brokerage services as well as mutual fund sponsors and other organizations, some of which provide electronic services. Although these competitors are well established, they generally do not provide prospective customers with the desired capabilities in international securities trading. None of these competitors offer direct execution of U.S. securities after 5:30 P.M., when the German exchanges stop trading and, during the trading session, fast order execution for U.S. securities is limited to the stock of the U.S. companies listed on one of the German exchanges.

        The Company believes, that providing investors with the ability to buy, sell and execute trades in U.S. securities until the close of the trading session in the U.S., 10 P.M. German time, will give the Company's Internet brokerage a significant advantage over all its competitors. This will give ADAG's on-line customers the ability for day trading in U.S. securities during the entire period from 8:30 A.M. to 10 P.M. German time.

        The Company believes that the principal competitive factors affecting the market for its discount brokerage services are price, customer service, quality and speed of trade execution, delivery platform capabilities, ease of use, graphical user interface, breadth of services and innovation. Firms compete on the elements of price, technology, financial strength and customer service. Based on management's experience, preliminary market research and the success the Company's marketing campaign has enjoyed to date, the Company believes that it can compete effectively with respect to each of these factors.

        In addition, factors affecting the Company's business expansion success include: 1) the abilities, performance records and reputations of its investment managers; and, 2) its ability to develop new investment products and implement marketing strategies in the U.S. and Europe. The marketability of the Company's investment products, primarily mutual funds, is also dependent, in part, on the relative attractiveness of their investment strategies and practices under prevailing market conditions. There are relatively few barriers to entry by new investment management firms or distributors of U.S. mutual funds in the EU markets. This lack of entry barriers may facilitate the introduction of new investment products by the Company, although it may also lead to increased competition from other securities firms.

        The general financial success of companies within the securities industry over the past several years has strengthened existing and emerging competitors. The Company believes that such success will continue to attract new competitors to the industry, including large U.S. discount brokers such as E*TRADE, Charles Schwab, AmeriTrade and similarly structured groups. Charles Schwab has already commenced operations in Great Britain and is monitoring the German and European markets closely. "E*TRADE" has signed a licensing agreement with E*TRADE Central Europe, Inc, which is owned by two emerging German financial services firms. Commercial banking institutions and other financial institutions have become a competitive factor in the securities industry by offering their customers discounted financial services. While it is not possible to predict the type and extent of competitive services that the banking institutions and other newly emerging financial institutions ultimately may offer, the Company may be adversely affected by such competition.

        The Company expects competition to continue and intensify in the future. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and operating results.

GOVERNMENT REGULATION

        The international investment management and broker-dealer operations are subject to extensive regulation, supervision and licensing under various U.S. federal and state laws and regulations and under the securities and corporate laws and regulations of the European countries under which it will market its financial services.

        ADAM's operations in the U.S. are subject to extensive regulation under U.S. federal and state securities laws. The Securities and Exchange Commission (the "Commission") is the federal agency responsible for administering the federal securities laws in the U.S. In general, broker-dealers are required to register with the Commission under the Exchange Act of 1934 (the "Exchange Act"). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD has established Rules of Fair Practice, which are subject to the Commission's approval, for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets, and operational rules for its member firms. The NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities.

        In addition, broker-dealers are subject to extension regulations under state laws. A recent amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker-dealers, which exceed those imposed under federal law. The recent amendment, however, does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning such broker-dealers for engaging in misconduct.

        ADGE is being established to assume the broker-dealer and underwriting functions of ADAM. After the transfer is completed, ADGE will be subject to regulation as a broker-dealer and ADAM will continue as a registered investment advisor under the Investment Company Act of 1940, as amended. ADGE will also succeed to ADAM's broker-dealer registration in the State of California.

        ADAG, the Company's German subsidiary, is subject to regulation under German law and in the various EU jurisdictions it may operate under in the future. Germany recently revised its banking laws and for the first time, financial service providers and broker-dealers are subject to rules and regulation and supervision of the various regulatory agencies, mainly the Bundesaufsichtsamt fuer das Kreditwesen ("BaKred"), the body regulating the banking industries, as well as the Bundesaufsichtsamt fuer Wertpapierhandel ("BAWH"), the body regulating the securities transactions and stock exchanges and the Bundesbank, Germany's Central Bank. The revision of the banking law was adopted in October 1997 and became effective on January 1, 1998. ADAG currently may engage in the distribution of financial products. Due to the uncertainties regarding interpretation of the new laws, ADAG has filed an application with the "BaKred" to obtain a full banking license. Upon approval of its full banking license, ADAG will commence operations as a fully licensed bank and brokerage firm. The Company cannot provide any assurance or guarantee that the regulatory approvals necessary for ADAG to commence its planned securities brokerage operations will be given in a timely manner or at all. See "-- Delay in Commencing Operations."

        All marketing activities by ADAG regulated by the BaKred, and all such marketing materials are required to be reviewed by the Company's compliance officer prior to release. If ADAG were to engage in soliciting orders or making investment recommendations, it would become subject to additional rules and regulations governing, among other things, the suitability of recommendations to customers and sales practices.

        ADAG will be engaged in clearing and settling transactions and maintaining customer accounts. In its capacity as a depository bank, ADAG has to be a member of the "Einlagensicherungsfond", the depository trust fund of the German Banking Association. There can be no assurance that ADAG will be accepted as a member in the future. As a depository bank, ADAG will be further required to comply with the rules of banking institutions, including rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions.

NET CAPITAL REQUIREMENTS; LIQUIDITY

        As a registered broker-dealer and member of the NASD, ADAM, the Company's U.S. subsidiary, is subject to the Commission's Rule 15c3-1 (the "Net Capital Rule"). The Net Capital Rule, which specifies minimum net capital requirements for registered brokers-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. As the planned successor to ADAM's broker-dealer functions, ADGE will be subject to the same rules and requirements as a broker-dealer. ADAM is in compliance with applicable net capital requirements. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation --ADAM's Historical Operations."

        As a depository bank, ADAG will be subject to the net capital requirements of the "Kreditwesengesetz." The law presently requires a minimum net capital of 10 million German Marks (approximately $5.6 million), for the operations planned by ADAG. The BaKred can increase the net capital requirement at any time.

        In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called "haircuts"), which reflect the possibility of a decline in the market value of an asset prior to disposition.

        Failure to maintain the required net capital by either subsidiary may subject a firm to suspension or revocation of registration by the Commission or BaKred, and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require the firm's liquidation. The Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if such payment would reduce the firm's net capital below a certain level. The Net Capital Rule also provides that the Commission may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to stockholders, employees or affiliates ("capital withdrawal") if such capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and it is determined that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer. In addition, the Net Capital Rule provides that the total outstanding principal amount of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

        A change in the Net Capital Rule, the imposition of new rules or any unusually large charge against net capital could limit those operations of the Company that require the intensive use of capital, such as the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from its brokerage subsidiaries, which in turn could limit the Company's ability to pay dividends, repay debt and repurchase shares of its outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect the ability of the Company to expand or even maintain its present levels of business, which could have a material adverse effect on the Company's business, financial condition and operating results. The Company's broker-dealer subsidiary is expected to maintain a minimum net capital well in excess of the present minimum net capital requirement.

        ADAM is a member of Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts held by each of them of up to $500,000 for each customer account, subject to a limitation of $100,000 for claims for cash balances. ADAM's SIPC membership will be transferred to ADGE.

ITEM 2  DESCRIPTION OF PROPERTIES

        The Company and its subsidiaries currently have three business offices under lease. The Company has a one-year lease expiring in March 1999, from CB Commercial, Inc., for office space located at 12100 Wilshire Boulevard, Suite 680, Los Angeles, California 90025, at $2,370 per month, which is the office space formerly occupied by JBRI. The Company recently sub-leased new office space from Froley Revy Investment Company, Inc., for a term of three years at $8,561 per month, and has moved its principal business address to the newly sub-leased premises located at 10900 Wilshire Boulevard, 9th floor, Los Angeles, California 90024. ADAG has entered into a five-year lease expiring January 2003 for office space in Berlin from 58 Grundstucksverwaltungsgesellschaft -- Bull and Liedtke, Hamburg, at $3,700 per month. All three premises are in good condition and are adequately insured. It is anticipated that the Company will enter into new office leases as additional subsidiaries are formed and the business activities of the Company and its subsidiaries are expanded into additional EU countries.

ITEM 3  LEGAL PROCEEDINGS

        The Company is not a party to, nor is the Company's property the subject of any pending legal proceeding.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 20, 1997, holders of 10,000,000 shares of the Company's Common Stock, representing 100% of the total outstanding shares of the Company, executed a written consent authorizing the Amendment to the Articles of Incorporation of the Company, which is incorporated by reference to Exhibit
3.1.3 below. At the same time, the shareholders also elected the following individuals to the Company's Board of Directors: Peter Hartmann, Klaus Conradi, Thomas C. Corcovelos, Roland Kuettner and James Buchanan Rea, Jr. Effective May 26, 1998, a majority of the shareholders representing 95,000,000 (pre-reverse splits) shares or 92.2% of the total shares outstanding executed written consents authorizing the Amendment to the Articles of Incorporation of the Company, which is incorporated by reference to Exhibit 3.1.5 below. Effective August 20, 1998, a majority of the Company's shareholders, representing more than 7,185,250 shares or approximately 70.0% of the total outstanding shares, executed written consents authorizing the Amendment to the Articles of Incorporation of the Company, which is filed on Exhibit 3.1.6 below.

                                     PART II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        There is no public market for the Company's Common Stock. The Company filed on August 28,1998, a registration statement on Form SB-2 for a planned initial public offering of 1,733,334 shares of Common Stock. In connection with the registration, the Company has applied for and been approved for quotation on the NASDAQ National Market under the trading symbol "AMDV." There can be no assurance that an active public market will ever develop or be sustained for the Common Stock, or that the planned public offering will be successful. The initial offering price will be determined through negotiations between the Company and its underwriters, and therefore may not reflect the market price for the Common Stock. Even if the Company completes its initial public offering and effectuates a listing on NASDAQ, the future market price of the Common Stock could be subject to significant fluctuations. Additionally, because a significant amount of the Company's securities are restricted securities pursuant to Rule 144, the aggregate amount of shares held by non-affiliates that are not restricted is very limited.

        Moreover, if for any reason, the Company's Common Stock is not eligible for continued listing on NASDAQ or another public trading market, purchasers of the Common Stock may have difficulty selling their securities should they desire to do so. Under newly adopted rules of the NASD, in order to qualify for initial quotation of securities on NASDAQ, a company, among other things, must have at least $18.0 million in net tangible assets, 1.1 million in public float shares, $18.0 million in market value of public float and a minimum bid price of $5.00 per share. For continued listing, a company, among other things, must have $4.0 million in net tangible assets, 750,000 in public float shares, $5.0 million in market value of public float and a minimum bid price of $1 per share. If the Company is unable to satisfy the requirements for quotation on NASDAQ, trading, if any, in the Common Stock could be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets" or on the NASD OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Common Stock offered hereby. The above-described rules may materially adversely affect the liquidity of the market of the Company's securities.

HOLDERS

        As of October 30, 1998, there were 62 shareholders of record of the Company's Common Stock, after giving effect to the conversion of the 5,000,000 previously issued Series A Preferred Stock into 1,666,611 shares of Common Stock in October 1998. However, the Company is aware that the beneficial shareholders of the Company's Common Stock exceeds 350.

DIVIDEND POLICY

        Holders of shares of Common Stock are entitled to dividends when, as and if declared by the Board of Directors, out of funds legally available therefor. The Company previously had issued 5,000,000 shares of Series A Preferred Stock, all of which were converted into 1,666,611 shares of Common Stock in October 1998. Holders of the previously outstanding shares of Series A Preferred Stock were entitled to an annual cumulative preferential dividend of $.09 per share, when and as declared by the Board of Directors. On July 2, 1998, the Company declared dividends of $.045 per share on the Series A Preferred Stock. Before any dividends may be paid or declared with respect to the Common Stock, the Company is required to pay dividends which had accrued and have not been paid with respect to the Series A Preferred Stock for any period prior to the conversion of the Series A Preferred Stock. The Company does not expect to pay any dividends on the Common Stock in the foreseeable future. The Company intends to use all retained earnings for working capital and to finance the anticipated growth and expansion of its business enterprise.

RECENT SALES OF UNREGISTERED SECURITIES

        The following are all securities sold by Registrant within the past three (3) years without registering the sale of the securities under the Securities Act of 1933 (the "Securities Act"):

       DATE                 TITLE                     AMOUNT
       ----                 -----                     ------
(1)(a) June 17, 1998        Common Stock Option       100,000

    (b) There were no underwriters used in connection with this offering. The securities were issued to the following directors, officers and employees:

               NAME AND TITLE                       NUMBER OF UNDERLYING SHARES
               --------------                       ---------------------------
               James Buchanan Rea, Jr.                         35,000
               Director, President and CEO

               Thomas C. Corcovelos                            20,000
               Director

               Thomas H. Fitzgerald, Jr.                       20,000
               Director

               Michael B. Jeffers                              20,000
               Corporate Secretary

               Isabella Bautista                                5,000

    (c) The securities were issued in consideration of services rendered.

    (d) The issuer relied on Section 4(2) of the Securities Act.

    (e) Each of the above-identified individuals can exercise their Common Stock Options to purchase the number of shares of Common Stock set forth opposite their names, at a purchase price of $3.00 per share. The Common Stock Options expire ten years from the date of issuance.

       DATE                 TITLE                          AMOUNT
       ----                 -----                          ------
(2)(a) March 31, 1998       Series A Preferred Stock      5,000,000
                            Common Stock                    118,750

    (b) There were no underwriters used in connection with this offering. The 5,000,000 shares of Series A Preferred Stock were offered and sold in Germany to approximately 384 investors. The 118,750 shares of Common Stock were offered and sold to Mr. James Buchanan Rea, Jr., in connection with ADAM's merger with JBRI.

    (c) The Series A Preferred Stock were offered and sold for cash consideration of $1.00 per share. The shares of Common Stock were offered and sold in exchange for 50,500 shares of JBRI capital stock, representing 50.5% of the total outstanding shares of JBRI.

    (d) The issuer relied on Regulation S promulgated under the Securities Act with respect to the sale of the Series A Preferred Stock. The issuer relied on
Section 4(2) of the Securities Act with respect to the sale of the Common Stock.

    (e) All 5,000,000 shares of Series A Preferred Stock were converted into 1,666,611 shares of Common Stock in October 1998.

       DATE                 TITLE                     AMOUNT
       ----                 -----                     ------
(3)(a) February 28, 1998    Common Stock               7,600

    (b) There were no underwriters used in connection with this offering. 710 shares of Common Stock were offered and sold to each of ten employees (the "Employee Group"). 500 shares of Common Stock were offered and sold to Mr. Bernd Gebert, an ADAG employee residing in Germany.

    (c) The shares issued to the Employee Group were sold for cash consideration of $2.19 per share. The 500 shares sold to Mr. Gebert were issued in consideration of services rendered.

    (d) The issuer relied on Section 4(2) of the Securities Act and Regulation S promulgated thereunder.

    (e) Not applicable

       DATE                 TITLE                     AMOUNT
       ----                 -----                     ------
(4)(a) February 23,1998     Common Stock             4,525,000

    (b) 4,500,000 shares (the "ADC Shares") were offered and sold to American Diversified Corporation, the shareholders of which are among the issuer's founding shareholders. The remaining 25,000 shares were offered and sold to Mr. Roland Kuettner, Director and former Chief Financial Officer of the issuer.

    (c) The ADC Shares were issued in exchange for a "Bearer Note" issued by Immofin Grundstuecksuerwaltungsgersellschaff Conradi & Hilger GbRmbH. See "Item
12. Certain Relationships and Related Transactions." The 25,000 shares sold to Mr. Kuettner were issued in consideration of services rendered.

    (d) The issuer relied on Section 4(2) of the Securities Act and Regulation S promulgated under the Securities Act with respect to the offer and sale of the ADC Shares. The issuer relied on Section 4(2) of the Securites Act with respect to the offer and sale of the shares to Mr. Kuettner.

       DATE                 TITLE                     AMOUNT
       ----                 -----                     ------
(5)(a) March 14, 1997       Common Stock              381,250

    (b) There were no underwriters used in connection with this offering. In connection with the formation of the Company, 118,750 shares were offered and sold to each of the following founding shareholders: Peter Hartmann, Chairman of the Board and Executive Vice-President of International Development; Joseph Hilger; William H. Smith, and Corcovelos & Forry, LLP, outside contractor.

    (c) The securities issued to Mr. Hilger were sold for approximately $5.17 per share. The remaining securities were issued in consideration of services rendered.

    (d) The issuer relied on Section 4(2) of the Securities Act.

    (e) Not applicable

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company was organized on February 5, 1997 as a provider of financial services in the United States and Europe. As a development-stage enterprise, the Company has devoted most of its resources since inception to raising capital and implementing the first stages of its business plan.

PLAN OF OPERATION

        The Company and its subsidiaries will offer financial services consisting mainly of full service securities brokerage, Internet discount brokerage, asset management, sponsoring and distributing mutual funds, underwriting and related financial services. The Company is a development stage enterprise and, has not generated any significant revenue from operations to date since its inception on February 5, 1997.

        The Company has financed its development activities through the sale of equity securities to its existing stockholders in private transactions. As of August 31, 1998, the Company had approximately $309,000 in cash to conduct operations. At the current expense rate, the Company anticipates that such funds, together with $11,621,000 received by the Company in October 1998 from the sale of the "Bearer Note" contributed by certain founding Shareholders, will be sufficient to continue operations until December 31, 1999. Thereafter, the Company will be dependent upon the receipt of additional capital to sustain operations. WITHOUT ADDITIONAL CAPITAL, THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF THE COMPANY TO ACHIEVE ITS BUSINESS PLAN. See "Interest of Management and Others in Certain Transactions."

        The Company filed on August 28, 1998, a registration statement on Form SB-2 for a planned public offering relating to the sale of 1,733,334 shares of Common Stock. There can be no assurance as to if and when the registration statement will become effective or the sale of the shares will be completed.

        The Company intends to commence its financial services business in Germany and the EU in early 1999, and to continue on-going development of its products and services, to the extent permitted by available financing. The Company and its subsidiaries do not anticipate any significant sale of equipment during the fiscal year ending August 31, 1999, but do expect to purchase technology and various equipment and technology for development purposes at an anticipated cost of $3.5 million.

        The Company has recently expanded staffing at both executive and employee levels and expects to hire approximately eight to ten additional compliance and administrative personnel in the U.S. and Germany with the commencement of its on-line operations. The Company does not otherwise expect any additional significant changes in the number of employees or compensation payable to employees. See "Item 1. Description of Business-- Employees."

ADAM'S HISTORICAL OPERATIONS

        ADAM merged with and into James Buchanan Rea, Inc., a California corporation ("JBRI"), effective March 31, 1998, to acquire an existing mutual fund operation and establish a presence for the Company in the U.S. JBRI served as the investment advisor and distributor to the Rea-Graham Balanced Fund (renamed the American Diversified Global Value Fund; interchangeably, the "Fund"), a series mutual fund of American Diversified Funds, Inc. (formerly named the "Rea-Graham Funds, Inc."), a diversified open-end investment company registered under the Investment Company Act of 1940. ADAM has succeeded JBRI as a registered broker-dealer and registered investment advisor and the shareholders of the Fund have approved ADAM as investment advisor to the Fund.

        Pursuant to the revised investment advisory agreement, the Fund pays ADAM a monthly advisory fee equal on an annual basis to one percent of the first $20,000,000 of the Fund's net assets as of the close of business on the last business day of each calendar month during the Fund's fiscal year; reduced to 0.75% of such net assets in excess of $20,000,000 up to $100,000,000; 0.5% of such net assets in excess of $100,000,000 up to $200,000,000; and 0.45% of all such net assets in excess of $200,000,000.

THE COMPANY'S OPERATIONS FOR THE FISCAL YEAR ENDED AUGUST 31, 1997 COMPARED TO THE FISCAL YEAR ENDED AUGUST 31, 1998

        Results of Operations. The Company was incorporated on February 5, 1997. Therefore, a comparison of the 1997 and 1998 fiscal years is not meaningful because fiscal 1997 was a partial year and the Company commenced the bulk of its development and marketing activities after recruiting certain key executives and personnel in fiscal 1998. For the fiscal year ended August 31, 1998, the Company reported operating revenue of $45,585, as compared to no operating revenue for the fiscal year ended August 31, 1997. The increase in revenue is substantially attributable to the merged operations of ADAM. ADAM reported revenues and operating expenses of $39,585 and $248,400, respectively during the year ended August 31, 1998. ADAG is still in the developmental stage and did not commence any significant business operations during the 1998 fiscal year.

        On May 29, 1998, the Company sold a bearer note originally contributed by certain founding Shareholders to a group of unrelated investors for DM 20.2 million. In connection with the sale, the Company realized an economic gain of $1,517,000, which for U.S. accounting purposes was reported as an adjustment to the issuance price of share capital. See Note 2 of the Notes to Consolidated Financial Statements at F-9.

        The Company's total operating expenses for the fiscal year ended August 31, 1998, were $4,704,163, as compared to operating expenses of $139,527 for the fiscal year ended August 31, 1997. The increase was substantially attributable to an increase in advertising, promotion, employee compensation and benefits, professional fees and other expenses relating to the Company's ongoing development and expansion activities. The costs incurred for employee compensation and advertising increased from $20,841 and $7,220 during the fiscal year ended August 31, 1997, to $1,010,213 and $1,974,044 for the fiscal year ended August 31, 1998. Expenses for professional fees increased from $66,474 for the fiscal year ended August 31, 1997 to $633,977 for the fiscal year ended August 31, 1998. The increase in professional fees was substantially attributable to legal and accounting fees relating to the registration of the Company's Common Stock under the Exchange Act and the Company's proposed initial public offering. The Company's administrative expenses increased from $22,506 for the fiscal year ended August 31, 1997, to $727,196 for the fiscal year ended August 31, 1998.

        Liquidity and Capital Resources. Initial promotional costs associated with marketing efforts in Germany and costs associated with operating ADAG in Germany increased the Company's monthly cash requirements to approximately $160,000 during the fiscal year ended August 31, 1998 as opposed to, $20,000 during the fiscal year ended August 31, 1997. Cash inflows from the sale of 5,000,000 shares of Series A Preferred Stock sold during the period provided the working capital.

        ADAM is subject to the Net Capital Rule (Rule 15c3-1) promulgated under the Exchange Act, which prohibits a broker-dealer from engaging in securities transactions when its aggregate indebtedness exceeds 15 times its net capital, as those rules are defined in Rule 15c3-1. The net capital, required net capital and net capital ratio for ADAM as of August 31, 1998 were $110,461, $5,000, and
0.16 to 1, respectively.

YEAR 2000 COMPLIANCE

        The Company and its subsidiaries will rely upon a significant number of computer software programs and operating systems in conducting their operations, including systems and software utilized by third party service providers. The Company has reviewed its computer systems, including information technology ("IT") and non-IT systems, and has determined that they are in compliance with the requirements of the Year 2000. The Year 2000 problem, however, is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year to 00. Failure of any of the Company's third party service providers to adequately address this issue could result in a substantial interruption of the Company's normal plan of operation and business affairs, and could result in significant losses from operations. Although the Company could incur substantial costs in connection with the failure of third party computing systems and software, such costs are not sufficiently certain to estimate at this time. The Company also has not developed any plan to address these contingencies. Consequently, no assurance can be given that the potential failure of third party systems will not increase the

Company's operating costs or create uncertainties that may have an adverse effect on the Company's operating results or financial condition.

ITEM 7  FINANCIAL STATEMENTS

        See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements filed with this report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT

        The Company is assembling an international team of managers and entrepreneurs with experience in the initial market area and a shared commitment to its future growth and success.

        PETER HARTMANN, age 43, has been Chairman of the Board since February 5, 1997, and Executive Vice-President of International Development since March 31, 1998. From February 5, 1997 to March 31, 1998, Mr. Hartmann also served as the Company's President and CEO. Mr. Hartmann has over 20 years of experience with international business development and project management. Between 1992 and January 1997, Mr. Hartmann served as President and Chief Executive Officer of EMDC, an international consulting company specializing in project development with clients in Europe, Russia, Singapore and Vietnam. Although Mr. Hartmann has only limited experience in the financial services industry, he has extensive experience in the development of international companies and in mergers and acquisitions. He was engaged by the Company to structure and develop its business. Mr. Hartmann speaks five languages. Mr. Hartmann received his MBA degree from Glasgow College of Technology, in Scotland.

        JAMES BUCHANAN REA JR., age 43, has served as the Company's President and Chief Executive Officer since March 1998, and has been a Director since December 1997. Mr. Rea has over 20 years experience in the mutual fund industry, especially in financial, accounting and operating positions. Mr. Rea is President and Chief Executive Officer of ADAM, the Company's U.S. investment advisory and brokerage subsidiary. He served as President of JBRI, the predecessor of ADAM, since 1986. He is also Chairman of the Board of ADAM, and has managed Rea-Graham Funds, Inc. (renamed American Diversified Funds, Inc.) since 1986 as president, chief executive officer and chairman of the board. From 1980 to November 1995 he was vice president of James Buchanan Rea, Inc., the company founded by his father, Dr. James Buchanan Rea. He is a registered investment advisor and broker-dealer with the Commission, NASD, and State of California. Mr. Rea received his Bachelor of Science degree from the University of Southern California.

        JOEL EPSTEIN, age 38, has served as the Company's Executive Vice President, Chief Financial Officer and Treasurer since September 1998. Mr. Epstein has over 11 years of professional experience as a CPA. Since April 1995, Mr. Epstein has been providing financial consulting services for companies, including start-ups, in various industries. From 1987 to 1995, Mr. Epstein served as Senior Vice President and Chief Financial Officer of the Pilgrim Group, Inc., a mutual fund group. Prior to that time, Mr. Epstein was employed as an auditor with Peat Marwick Main & Co. in Los Angeles for over three years. Mr. Epstein received his Bachelor of Science degrees in Marketing and Accounting from California State University, Northridge in 1982 and 1984, respectively.

        T. MICHAEL GRAF, age 61, was appointed as the Company's Executive Vice President of Asset Management in September 1998. Mr. Graf has over 28 years of experience in portfolio management, new business development and client servicing. Mr. Graf has six years of experience managing an investment management organization. From 1986 to the present, Mr. Graf has served as First Vice President of Schroder Capital Management, Inc. ("Schroder"). Schroder merged Wertheim Schroder Investment Services into Schroder Capital Management in July, 1995. Mr. Graf's primary responsibilities at Schroder have included business development for endowments, foundations and high net worth individuals in the western half of the U.S. Mr. Graf has also been responsible for servicing Schroder's institutional and individual clients on the west coast. Mr. Graf received his MBA degree from Harvard Business School in 1962 and his Bachelor of Science degree in Petroleum Engineering from Stanford University in 1960. Mr. Graf is a chartered investment counselor ("CIC") and a chartered financial analyst ("CFA").

        ROLAND KUETTNER, age 43, has been a Director of the Company since December 1997. Mr. Kuettner is also Managing Director of American Diversified Emissionsberatungs GmbH (ADAG's German subsidiary) and previously served as the Company's Chief Financial Officer and Treasurer. Mr. Kuettner qualified as a CPA in 1983 and served with the accounting firm of Arthur Anderson & Co in Toronto, Seattle and Berlin from 1980 to 1993. Mr. Kuettner moved to Germany in 1991 and has been practicing as an independent CPA since 1993. As a Manager in the Accounting and Audit Division of Arthur Andersen & Co., Mr. Kuettner gained extensive experience in dealing with matters affecting financial reporting and control.

        THOMAS C. CORCOVELOS, age 47 has been a Director of the Company since November 1997. Mr. Corcovelos is a partner in the law firm of Corcovelos & Forry LLP in Manhattan Beach, California. Since 1985, Mr. Corcovelos has served as Corporate Counsel and Federal Securities Compliance Officer to JBRI, which was merged with and into ADAM, effective March 31, 1998. Mr. Corcovelos received his Bachelor of Science degree from Loyola University of Los Angeles in 1973, and his law degree from Boalt Hall School of Law, University of California at Berkeley in 1976.

        THOMAS H. FITZGERALD, JR., age 65, has been a Director of the Company since August 1998. Mr. Fitzgerald is President of T.H. Fitzgerald & Co., a Wall Street asset management firm, and a member of the American Finance Association. Mr. Fitzgerald is also an advisor to the management of the American Institution of Management and the Market Technician Association. For more than 18 years Mr. Fitzgerald published the "Money Market Directory," a world renowned reference book regarding investors and their portfolio managers.

        ARTHUR GRAY, JR., age 75, was appointed as an Advisory Director in October 1998. Mr. Gray is expected to be nominated for election to the Board after the Bylaws are amended to authorize an expansion of the Board. As an Advisory Director, Mr. Gray is invited to attend Board meetings, but is not a member of the Board. Since 1993, Mr. Gray has been a Managing Director of SG Cowen Investment Counselors in New York City. He currently serves as the Chairman of the Board of Seventh Generation, Inc., the President of Lerner-Gray Foundation and is a director of Genelabs Technology, Inc. Mr. Gray is an Honorary Trustee of the American Museum of Natural History, a Director of the Smithsonian Museum of Natural History and an Honorary Director of Pathways for Youth. Mr. Gray has extensive experience in the financial services sector. From 1984 to 1993, Mr. Gray served as the President and CEO of Dreyfus Personal Management. Mr. Gray attended the Massachusetts Institute of Technology for two years before entering military service in World War II.

        JOHN BARRIER, age 41, was appointed as the Company's Chief Technical Officer in October 1998. Mr. Barrier has over 24 years of experience in network engineering, software development and project planning and implementation. Prior to joining the Company, from 1996 to 1997, Mr. Barrier was the Vice President of Software and Technology with NTN Communications, Inc., a Carlsbad, California provider of Interactive programs, where he was responsible for the management of 50 Windows NT servers, all technology requirements for Hospitality and Online networks and the development of front-end and back-end software for AOL. In 1995 he was the lead network Administrator for Premis software in Houston where he developed the Quick Comp software for Texas Workers' Compensation, client database. From 1992 to 1995, Mr. Barrier was the Supervisor of Systems Engineering at King Khaled International Airport located in Riyadh, Saudi Arabia, where he was responsible for systems design, network interface and the development of Windows based hypertext help system. Mr. Barrier received his Bachelor of Science degree in Electrical Engineering Technology from Northern Arizona University. Mr. Barrier joined the Company on November 1, 1998.

        Messrs. Rea, Hartmann, Corcovelos, Epstein, Graf and Fitzgerald reside in the U.S. Mr. Kuettner resides in Berlin, Germany.

PRINCIPAL ADVISORS

        Ladas & Hulings, Inc. ("Ladas & Hulings"), a registered investment advisor founded in 1970 and headquartered in Scottsdale, Arizona, with regional offices in Austin, Texas, and Palm Beach, Florida, has been investment sub-advisor to the Fund since April 1998. Ladas & Hulings is also expected to serve as investment sub- advisor to the new small-cap and international funds to be offered by ADAM in the future. Ladas & Hulings currently has approximately $270.0 million in assets under management, including $180.0 million in domestic managed accounts and $90.0 million in non-domestic managed accounts. Ladas & Hulings' investment style is substantially similar to that of the Company's, involving the use of fundamental investment analysis applied and adapted to the global equity markets.

        Mr. William R. Hulings, age 62, President and Chief Investment Officer of Ladas & Hulings, had over 25 years of experience in investment management. Mr. Hulings has Masters of Science and MBA degrees from the University of Southern California.

        The Company retained Mr. Joseph Breslin in August 1998, age 44, to head the Company's expanded offices in New York. Mr. Breslin has over 16 years of experience in investment management services and the mutual funds industry. Since September 1994, Mr. Breslin has served as the President of a wholly owned consulting firm specializing in all aspects of the investment management business, including institutional and retail marketing, design and formation of mutual funds and other investment services, advising on the sale or acquisition of investment management firms or funds and expense/profitability analyses of all aspects of mutual fund operations. From 1985 to July 1994, Mr. Breslin variously served as the Vice President and General Counsel, President and Director of the Mutual Fund Group at Spears, Benzak, Salomon & Farrell. From 1981 to 1985, Mr. Breslin was Senior Vice President -- Finance and General Counsel of National Securities and Research Corporation. Mr. Breslin received his law degree from Fordham University in 1980 and his Bachelor of Science degree in Accounting from Georgetown University in 1975.

        Mr. Stanley Lanzet, age 54, was retained by the Company in July 1998 as its investment banking advisor and consultant in the Company's New York office. Mr. Lanzet is President and Chairman of Lanzet Global Securities Corp., an investment research firm founded in 1993 specializing in small and medium cap stocks and emerging market investing. Mr. Lanzet has been an investment analyst since 1967. From 1992 to mid-1993, Mr. Lanzet was a Managing Director\Principal of Bear Stearns and Co. and the Director of Research for Emerging Markets. Prior to joining Bear Stearns, Mr. Lanzet was a Senior Vice-President and the Associate Director of Research at Arnhold and S. Bleichroeder, Inc. from 1988 to 1992. Mr. Lanzet is a member of the New York Society of Security Analysts and holds a B.B.A. degree in Economics from the City College of New York and an M.B.A. in Investments from New York University.

ADAG'S EXECUTIVE TEAM

        ADAG's executive team includes a young group of experienced managers with an average age of 38 and 17 years practical experience in the banking sector. The German educational system provides graduates an opportunity to literally "learn on the job" with a potential employer after completing high school. The apprenticeship program, which leads to a Diploma in Commercial Banking, consists of theoretical and practical instruction over a 2 to 3 year period. The employer who is satisfied with a student's performance will generally offer that individual a full-time position after completion of his studies. ADAG's Board of Management consists of the following executives:

        BERNWARD J. ROHMANN, age 47, was appointed as Chief Executive Officer (Vorstand) in November 1998. Mr. Rohmann has over 22 years international experience in the banking industry, in leading positions with major financial institutions during the last 7 years. Mr. Rohmann studied at the Ruhr-University, Bochum, Germany where he graduated 1975 with a degree as economist (Diplom Okonom). From 1991 through 1997 Mr. Rohmann was the Head of DM-Treasury Department at JP Morgan, Frankfurt where he also served as a member of the JP Morgan Investment Committee for pension funds. Between 1991 and 1992 he was the responsible General Manager for reorganizing the London Branch of Hessische Landesbank. From July 1992 through December 1993 Mr. Rohmann was a member of the Executive Management Board in charge of Capital Markets, Securities and the UBS Invest Division of Schweizerische Bankgesellschaft in Frankfurt. From February 1994 through December 1996 Mr. Rohmann was a member of the Executive Management Board in charge of Securities, treasury, Controlling and DATA Processing of National Westminster Bank plc in Frankfurt. Mr. Rohmann received a diploma for participating in the Advanced Management Program for Overseas Bankers of the Wharton School in Philadelphia.
He joined the Company on September 1, 1998.

        DERNST-HENNING GRAF VON HARDENBERG, age 57, was appointed as Senior Executive in November 1998. Mr. Hardenberg has more than 30 years of experience in banking and has held leading positions with major German banks. Mr. Graf von Hardenberg began as an apprentice with Commerzbank AG, Hamburg in 1962, where he was assigned to the corporate credit department. In 1968, he joined IKB Deutsche Industriebank AG, Dusseldorf, and was promoted in 1973 to head the credit department of the bank's Berlin branch, of which he was appointed General Manager in 1981. Mr. Graf von Hardenberg has also served on the Executive Management Board of Berliner Industriebank AG, Berlin. He was later appointed to the Executive Management Board of Deutsche Handelsbank AG, Berlin, where he was responsible for Corporate Lending and Treasury. Since 1994, Mr. Graf von Hardenberg has been advising start-up companies on raising equity and on organizing their respective finance and controlling functions. He is also the Managing Partner of J. Strauss Verlag GmbH, Potsdam. He joined the Company on November 1, 1998.

        Additional key personnel will be hired to fill the rest of the positions in the coming weeks and months.

MANAGEMENT COMMITTEES

        The Company expects to formally establish management committees in Germany and in the U.S. that institute policies and procedures regarding the Company's daily operations regarding risk, expense and operations. The committee in Germany will include Messrs. Rohmann, von Hardenberg, Kuettner, and assigned executives from each of the Company's subsidiaries. The committee in the U.S. will include James Buchanan Rea Jr., Joel Epstein, Michael Graf and Peter Hartmann. The committees provide oversight and assist the subsidiaries in achieving their goals. The committees may suggest the establishment of, or changes to, policies and procedures of the subsidiaries to strengthen controls in areas of risk, expense and operations. The committees, however, do not take the place of the decision-making authority vested in each of the subsidiaries.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's directors and certain of its officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that during the year ended August 31, 1998, all filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with except a Form 4 report covering a purchase transaction, was filed late by Mr. Fitzgerald.

ITEM 10 EXECUTIVE COMPENSATION

        As a newly formed entity, the Company has no prior history of executive compensation. Mr. Rea received aggregate compensation of $91,765 during 1997, as President and Chief Executive Officer of JBRI.

        The following table sets forth information concerning the compensation received for the fiscal year ended August 31, 1998 for services to be rendered to the Company in all capacities by the Company's Chief Executive Officers and other highly compensated executive officers. The Company had no executive officers under employment during 1997.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------

                                ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                ---------------------------------------------------------
                                                                  AWARDS          PAYOUTS
                                                                  -----------------------
NAME AND PRINCIPAL         SALARY    BONUS  OTHER ANNUAL  RESTRICTED SECURITIES    LTIP      ALL OTHER
     POSITION       YEAR    ($)       ($)   COMPENSATION    STOCK    UNDERLYING   PAYOUTS  COMPENSATION
                                                 ($)       AWARD(S)   OPTIONS/      ($)         ($)
                                                             ($)      SARS (#)
--------------------------------------------------------------------------------------------------------
James B. Rea, Jr.   1998    76,667    -0-        -0-         -0-       35,000       -0-         -0-
Director, CEO and
President(1)
--------------------------------------------------------------------------------------------------------
Peter Hartmann      1998   120,000    -0-        -0-         -0-         -0-        -0-         -0-
Chairman, Executive
Vice President -
International
Development(1)
--------------------------------------------------------------------------------------------------------
Roland Kuettner     1998    66,667    -0-        -0-         -0-         -0-        -0-         -0-
Director (1)(2)
--------------------------------------------------------------------------------------------------------

(1) See "Employment Agreements" below for a description of Mr. Rea's, and Mr. Hartmann's benefits entitlements. All other compensation in the form of perquisites and other personal benefits has been omitted because the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the named executive for such year.

(2) Mr. Kuettner was the Company's Chief Financial Officer and received compensation in that capacity during the fiscal year ended August 31, 1998 pursuant to an employment agreement. Mr. Kuettner has since resigned as the Company's Chief Financial Officer and is employed as Managing Director of American Diversified Emissionsberatungs GmbH, a subsidiary of ADAG in Germany. His employment agreement with the Company has been terminated.

        Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of committees of the Board of Directors, but are reimbursed for their reasonable expenses incurred in connections with attending meetings of the Board of Directors or management committees. Non- employee directors are expected to be paid a fee of $1,000 per Board meeting attended, and reimbursement for expenses.

EMPLOYMENT AGREEMENTS

        Mr. Rea has a three-year employment agreement with ADAM and the Company to perform the duties of President and Chief Executive Officer of ADAM at an annual salary of $125,000 per year, and an annual discretionary benefits fund of $40,000, and the Company provides personal and family medical insurance coverage.

Mr. Rea will also be the designated general securities principal and financial principal of ADAM (and of ADGE). If Mr. Rea is terminated without cause or the employment agreement is not renewed, he would receive a severance payment equal to one-quarter of the average annual base salary during the term of his employment plus an amount equal to one-quarter of the highest annual bonus or profit-sharing received during his employment. The discretionary benefits includes life and disability insurance, business automobile expenses, and business-associated memberships and expenses. Any portion of the benefits fund not expended is paid as additional compensation. Mr. Rea is also entitled to participate in all employee plans and benefits that may be established for executive employees. Bonuses are expected to be determined in the future by the Board based upon an evaluation of performance against the Company's strategic business plan and operating budget. Mr. Rea's employment agreement also includes a buyout provision, pursuant to which Mr. Rea is entitled, at any time during the term of his employment agreement, to require the Company to repurchase all of his shares of the Company's Common Stock at a purchase price equal to the greater of the consideration paid for or the fair market of such shares, in the event that Mr. Rea is no longer employed with the Company, in the event of a change in control (as defined in the employment agreement) or sale of substantially all of the Company's assets, or at such time as the Company is no longer a registered broker-dealer. The buyout provision terminates in the event that the Company has effected a registered public offering of its Common Stock under the Securities Act in an amount of at least $5.0 million and there exists a public trading market for the Common Stock.

        The Company has also entered into an employment agreement with Mr. Hartmann. Mr. Hartmann's employment agreement provides for a thirty-month term commencing July 1, 1998, pursuant to which Mr. Hartmann has agreed to perform the duties of Chairman of the Board and Executive Vice President -- International Development at an initial annual base salary of $180,000 and an annual discretionary benefits funds of $40,000, generally on the same terms as Mr. Rea's employment agreement described above, including severance and bonus provisions (but not including any buyout rights).

STOCK OPTION GRANTS

        The following table sets forth information concerning stock options granted to date in 1998 to each member of the Board of Directors and Executive Officers, the corporate secretary and an employee of ADAM.

INDIVIDUAL GRANTS


                                   PERCENT OF TOTAL
                                   OPTIONS GRANTED TO   EXERCISE PRICE
                                   EMPLOYEES DURING     OR BASE PRICE
NAME                        GRANT     THE YEAR(1)          (S/SHARE)      DATE
----                        -----  ------------------   --------------    ----
James B. Rea, Jr. ......... 35,000         35%               $3.00       6/17/08
Thomas H. Fitzgerald, Jr. . 20,000         20%               $3.00       6/17/08
Thomas C. Corcovelos ...... 20,000         20%               $3.00       6/17/08
Michael B. Jeffers ........ 20,000         20%               $3.00       6/17/08
Isabel Bautista ...........  5,000          5%               $3.00       6/17/08

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Company declared a 1:10 reverse stock split of its Common Stock, effective May 26, 1998. The Company recently declared another 1:2 reverse stock split of its Common Stock, effective August 20, 1998. All amounts of Common Stock outstanding reflected herein give effect to both reverse stock splits.

        As of October 30, 1998, the Company had issued 6,817,961 shares of Common Stock. See "Item 5. Market for Common Equity and Related Stockholder Matters - Holders." Except as otherwise indicated, the following table sets forth certain information regarding the beneficial ownership of the Company's capital stock as of October 30, 1998, after giving effect to the conversion of the Series A Preferred Stock, by: (i) each of the Company's directors and officers, (ii) each person who beneficially owned more than five percent of the Company's capital stock, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of the Company's principal office located at 10900 Wilshire Boulevard, 9th Floor Los Angeles, California 90024.

                                                                Shares            Percentage
                                                              Beneficially       Beneficially
                                                                 Owned              Owned(1)
                                                              ------------       ------------
Dr. Michael Klug...................................             489,500               7.2%
  Pfalzburger Strasse 20, 10717 Berlin, Germany
Eureka Consulting, Inc.............................             422,000               6.2%
  1350 E. Flamingo Road #742, Las Vegas, NV 89119
Prodevco, Inc......................................             406,000               6.0%
  7135 Pintale Drive, Carlsbad, CA 92009
Peter Hartmann.....................................             451,750               6.6%
James Buchanan Rea, Jr.............................             121,250               1.8%
Thomas Corcovelos..................................              25,000                 *
Ronald Kuettner....................................              25,000                 *
  Kurfurstendamm 15, Berlin, D-10719, Germany
Bernward J. Rohmann................................              15,000                 *
  Kurfurstendamm 15, Berlin, D-10719, Germany
Officers and Directors as a group (5 individuals)..             638,000               9.4%

----------------------
*Less than one percent

(1) Beneficial ownership is determined in accordance with the applicable rules under the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 6,817,961 shares of Common Stock outstanding.

PREFERRED STOCK

        As of August 31, 1998, the Company had 5,000,000 shares of Series A Preferred Stock issued and outstanding, held by approximately 320 individual preferred shareholders. All of the Series A Preferred Stock was converted into 1,666,661 shares of Common Stock in October 1998.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The merger of JBRI into ADAM was completed and became effective on March 31, 1998. On January 12, 1998, the shareholders of the Fund approved a new investment advisory agreement with ADAM. Under the terms of the merger, Mr. Rea received 2,375,000 shares (pre-reverse splits) of the Company's common stock at the closing in exchange for his 50,500 shares of JBRI stock, and the other JBRI shareholders received aggregate cash payments of $160,875 in consideration for their 49,500 shares of JBRI stock, at a value of $3.25 per share. The 2,375,000 shares of the Company's Common Stock issued in connection with the JBRI-ADAM Merger were converted into 118,750 shares, after giving effect to the Company's 1:10 reverse stock split, effective May 26, 1998, and the 1:2 reverse stock split, effective August 20, 1998. Mr. Rea acquired the Company shares without registration in reliance on the exemption provided by Section 4(2) under the Securities Act. Mr. Rea is a sophisticated investor knowledgeable in the securities business. He will continue to serve as President of ADAM, the successor to JBRI. The Company shares issued to Mr. Rea are "restricted securities" and may not be publicly resold except pursuant to a registration promulgated under the Securities Act, Rule 144 or other exemption under the Securities Act that may be applicable.

        On August 28, 1997, the Company issued 90,000,000 (pre-reverse split) shares of Common Stock to American Diversified Corporation ("ADC"), a Delaware corporation, the principal shareholders of which are by Messrs. Conradi, Hilger and Hartmann, in exchange for its contribution of a "Bearer Note" issued by Immofin Grundstuecksverwaltungsgessellschaft Conradi & Hilger GbRmbH, a partnership consisting of Messrs. Klaus Conradi and Josef Hilger, two of the Company's founding shareholders. The shares issued to ADC were converted into 4,500,000 shares, after giving effect to the Company's 1:10 reverse stock split of the Common Stock, effective May 26, 1998, and 1:2 reverse stock split of the Common Stock, effective August 20, 1998. The shares previously held by ADC have since been transferred to various individual investors, pursuant to applicable exemptions from registration under U.S. state and federal securities laws. On May 28, 1998, the Company sold the Bearer Note to unrelated third parties for 20,200,000 Deutschmarks (approximately $11,584,186, including accrued interest). Cash proceeds from the sale of the Bearer Note were released from escrow and transferred to the Company's German bank account on October 12, 1998. (See Note 2 to "Consolidated Financial Statements," page F-8) .

                                     PART IV

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits: See "Exhibit Index".

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended August 31, 1998.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN DIVERSIFIED HOLDINGS, INC.


Date:   November 30, 1998             By:  /s/ James Buchanan Rea, Jr.
                                           ---------------------------
                                           James Buchanan Rea, Jr.,
                                           President and Chief Executive Officer


        In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signatures                                  Title                         Date Signed
----------                                  -----                         -----------
/s/ Peter Hartmann                    Chairman of the Board             November 24, 1998
--------------------------------      and Vice President of
Peter Hartmann                        International Development


/s/ James Buchanan Rea, Jr.           Director, President and           November 30, 1998
--------------------------------      Chief Executive Officer
James Buchanan Rea, Jr.


/s/ Roland Kuettner                   Director                          November 30, 1998
--------------------------------
Roland Kuettner


/s/ Joel Epstein                      Chief Financial Officer and
--------------------------------      Treasurer                         November 30, 1998
Joel Epstein


                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES


                                                                            Page
                                                                            ----

Independent Auditor's Report.................................................F-2
Consolidated Balance Sheets..................................................F-3
Consolidated Statements of Operations........................................F-4
Consolidated Statements of Stockholders' Equity..............................F-5
Consolidated Statements of Cash Flows........................................F-6
Notes to Financial Statements........................................F-7 to F-13

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
American Diversified Holdings, Inc.
Los Angeles, California

       We have audited the accompanying consolidated balance sheets of American Diversified Holdings, Inc. and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended August 31, 1998 and the periods from February 5, 1997 (inception) to August 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Diversified Holdings, Inc. and subsidiaries as of August 31, 1998 and 1997, and the result of their operations and their cash flows for the periods indicated in conformity with generally accepted accounting principles.

                                                   McGLADREY & PULLEN, LLP

New York, New York
October 16, 1998, except for
Note 10 as to which the date
is October 30, 1998

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                           August 31,          August 31,
                                                              1998                1997
------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                 $    309,053        $      2,264
Cash held in escrow (Note 2)                                11,621,493                  --
Fees receivable                                                  9,682                  --
Capital stock subscriptions receivable (Note 6)                     --             117,000
Marketable equity securities (cost $308,282)                   281,117                  --
VAT receivable (Note 9)                                        350,358                  --
Prepaid expenses and other                                     139,378               4,220
Deferred offering costs                                         72,847                  --
Other                                                           60,243                  --
Goodwill, net of accumulated
  amortization of $21,636                                      351,143                  --
Equipment, net of accumulated depreciation
   of $88,004 1998; 1997 -0-                                   249,292              14,320
                                                          ------------        ------------

                                                          $ 13,444,606        $    137,804
                                                          ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------
Liabilities:
   Accounts payable and accrued expenses                  $    975,220        $     63,577
   Note payable (Note 3)                                       387,597                  --
   Other                                                        86,439                  --
                                                          ------------        ------------
      Total liabilities                                      1,449,256              63,577
                                                          ------------        ------------

Stockholders' Equity (Note 6 and 7):
  Preferred stock, 10,000,000 shares authorized:
     Series A 9% convertible redeemable cumulative
      preferred stock, $1.00 par value; 5,000,000
      shares designated:
        Issued and outstanding, 5,000,000 and no
         shares, respectively; preference in
         liquidation $5,000,000                              4,725,766                  --
        Subscribed for but not paid for and not
          issued, 162,495 shares                                    --             150,545
  Common stock, no par value; 20,000,000 shares
   authorized; issued and outstanding 5,151,350 and
   10,000,000 shares, respectively (1997 prior to
   reverse stock splits)                                    12,236,710              96,754
  Unpaid subscriptions as of December 22, 1997                      --             (33,545)
  Deficit accumulated during the development stage          (4,883,516)           (139,527)
  Accumulated other comprehensive income (loss)                (83,610)                 --
                                                          ------------        ------------
      Total stockholders' equity                            11,995,350              74,227
                                                          ------------        ------------
                                                          $ 13,444,606        $    137,804
                                                          ============        ============

See Notes to Consolidated Financial Statements.

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Period From                             Period from
                                         February 5,                             February 5,
                                             1997                                    1997
                                         (inception)                             (inception)
                                              to              Year Ended              to
                                          August 31,          August 31,          August 31,
                                             1998                1998                1997
-------------------------------------------------------------------------------------------------

Revenue                                  $    45,585         $    45,585         $        --
                                         -----------         -----------         -----------
Expenses (Note 3):
   Advertising and promotion               1,981,264           1,974,044               7,220
   Employee compensation and
    benefits                               1,031,054           1,010,213              20,841
   Administrative                            749,702             727,196              22,506
   Professional fees                         700,451             633,977              66,474
   Travel and entertainment                  142,708             120,222              22,486
   Depreciation                               88,004              88,004                  --
   Rent                                       70,284              70,284                  --
   Amortization                               21,636              21,636                  --
   Interest                                   19,789              19,789                  --
   Other                                      19,037              19,037                  --
   Communication                              19,761              19,761                  --
                                         -----------         -----------         -----------
                                           4,843,690           4,704,163             139,527
                                         -----------         -----------         -----------
     Operating (loss)                     (4,798,105)         (4,658,578)            139,527)
                                         -----------         -----------         -----------

Nonoperating income (loss):
   Realized (loss) on sale of
    equity securities                        (12,583)            (12,583)                 --
   Gain on foreign currency
    transactions                             148,149             148,149                  --
   Interest income                             4,023               4,023                  --
                                         -----------         -----------         -----------


       (Loss) before income taxes         (4,658,516)         (4,518,989)           (139,527)

Income taxes (Note 7)                             --                  --                  --
                                         -----------         -----------         -----------

       Net (loss)                        $(4,658,516)        $(4,518,989)        $  (139,527)
                                         ===========         ===========         ===========

Average common shares outstanding          3,421,170           5,085,838             500,000
                                         ===========         ===========         ===========

Basic and diluted (loss)
  per common share                       $     (1.43)        $     (0.93)        $     (0.28)
                                         ===========         ===========         ===========

See Notes to Consolidated Financial Statements.

American Diversified Holdings, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Stockholders' Equity
Period from February 5, 1997 (inception) to August 31, 1997 and Year Ended August 31, 1998

                                                   Series A 9%
                                              Convertible Cumulative
                                                 Preferred Stock             Common Stock        Accumulated
                                              ----------------------    ----------------------      Other
                                              Number of                 Number of               Comprehensive
                                                Shares       Amount      Shares       Amount        Income
                                              ---------   ----------    ----------  ----------  -------------


Balance February 5, 1997, date of inception               $        -                $        -    $

Stock Issued:
Common Stock:
  For cash at $.01/share                                                 4,750,000       47,795
  For legal and other services at $.01/share                             5,250,000       48,959
Preferred Stock:
  For cash at $1.00 share paid
   by December 22, 1997                         126,287      117,000
  Unpaid for at December 22, 1997                36,208       33,545
                                              ---------   ----------     ---------  -----------   --------
Balance, August 31, 1997                        162,495      150,545    10,000,000       96,754

Comprehensive income (loss):
   Translation (loss)                                                                              (56,445)
   Unrealized (loss) on securities                                                                 (27,165)

Common Stock:
  1 for 10 reverse stock split                                          (9,000,000)
  1 for 2 reverse stock split                                             (500,000)
  Stock Issued:
   For cash at $2.19/share                                                   7,100       15,550
   In exchange for note receivable
    from affiliate at $2.17/share                                        4,500,000    9,773,260
   Interest on note receivable                                                          165,446
      Sale of note receivable                                                         1,517,100
   For legal and other services at
     $2.20/share                                                            25,500       56,100
   In exchange for shares of JBRI                                          118,750      237,500
   Stock option compensation                                                            375,000
Preferred stock:
  For cash and securities at  $1.00/share,
   net of offering cost of $262,284           4,837,505    4,575,221
                                              ---------   ----------     ---------  -----------   --------
Balance, August 31, 1998                      5,000,000   $4,725,766     5,151,350  $12,236,710   $(83,610)
                                              =========   ==========     =========  ===========   ========


                                                   (Deficit)
                                                  Accumulated                      Notes
                                                  During the                    Receivable       Total
                                                  Development      Unpaid          From       Comprehensive
                                                     Stage      Subscriptions   Stockholder   Income (loss)      Total
                                                  -----------   -------------   -----------   -------------    ----------

Balance February 5, 1997, date of inception       $         -     $      -      $         -    $          -   $         -

Comprehensive income (loss):
  Net loss                                           (139,527)                                 $   (139,527)     (139,527)
                                                                                               ============
Stock Issued:
Common Stock:
  For cash at $.01/share                                                                                           47,795
  For legal and other services at $.01/share                                                                       48,959
Preferred Stock:
  For cash at $1.00 share paid
  by December 22, 1997
  Unpaid for at December 22, 1997                                  (33,545)                                       117,000
                                                  -----------     --------      -----------                   -----------
Balance, August 31, 1997                             (139,527)     (33,545)               -                        74,227

Comprehensive income (loss):
   Translation (loss)                                                                           $   (56,445)      (56,445)
   Unrealized (loss) on securities                                                                  (27,165)      (27,165)
   Net (loss)                                      (4,518,989)                                   (4,518,989)   (4,518,989)
                                                                                                -----------
                                                                                                $(4,602,599)
                                                                                                ===========
Common Stock:
  1 for 10 reverse stock split
  1 for 2 reverse stock split
  Stock Issued:
   For cash at $2.19/share                                                                                         15,550
   In exchange for note receivable
     from affiliate at $2.17/share                                               (9,773,260)
   Interest on note receivable                                                     (165,446)
      Sale of note receivable                                                     9,938,706                    11,455,806
   For legal and other services at
     $2.20/share                                                                                                   56,100
   In exchange for shares of JBRI                                                                                 237,500
   Stock option compensation                                                                                      375,000
Preferred stock:
  For cash and securities at  $1.00/share,
    net of offering cost of $262,284                                33,545                                      4,608,766
  Dividends paid $.045/share                         (225,000)                                                   (225,000)
                                                  -----------     --------      -----------                   -----------
Balance, August 31, 1998                          $(4,883,516)    $      -      $         -                   $11,995,350
                                                  ===========     ========      ===========                   ===========




See Notes to Consolidated Financial Statements

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Period from                               Period from
                                                                     February 5,                               February 5,
                                                                        1997                                      1997
                                                                   (Inception) to          Year Ended        (Inception) to
                                                                     August 31,            August 31,          August 31,
                                                                        1998                  1998                1997
                                                                     -----------          -----------          -----------
Cash Flows from Operating Activities
Net (loss)                                                           $(4,658,516)         $(4,518,989)         $  (139,527)
Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
    Noncash expense, professional fees                                   105,059               56,100               48,959
    Stock option compensation                                            375,000              375,000                   --
    Loss on sale of securities                                            12,583               12,583                   --
    (Gain) on foreign currency translation                              (148,149)            (148,149)                  --
    Depreciation and amortization                                        110,528              110,528                   --
    Effect of changes in foreign currency                                (56,445)             (56,445)                  --
    Change in assets and liabilities:
    Increase in receivables                                             (377,578)            (377,578)                  --
    Increase in prepaid expenses and other                              (267,422)            (263,202)              (4,220)
    Increase in accounts payable, accrued expenses and other           1,038,708              975,131               63,577
                                                                     -----------          -----------          -----------
Net cash (used in) operating activities                               (3,866,232)          (3,835,021)             (31,211)
                                                                     -----------          -----------          -----------

Cash Flows from Investing Activities
    Purchase of equipment                                               (338,184)            (323,864)             (14,320)
    Purchase of J.B. Rea, Inc., net of cash acquired                    (146,973)            (146,973)                  --
    Purchase of marketable equity securities                            (500,865)            (500,865)                  --
    Proceeds from sales of marketable equity securities                  180,000              180,000                   --
                                                                     -----------          -----------          -----------
Net cash (used in) investing activities                                 (806,022)            (791,702)             (14,320)
                                                                     -----------          -----------          -----------

Cash Flows from Financing Activities
    Proceeds from issuance of preferred stock                          4,725,766            4,725,766                   --
    Dividends paid on preferred stock                                   (195,401)            (195,401)                  --
    Proceeds from issuance of  common stock                               63,345               15,550               47,795
    Increase in note payable                                             387,597              387,597                   --
                                                                     -----------          -----------          -----------
Net cash provided by financing activities                              4,981,307            4,933,512               47,795
                                                                     -----------          -----------          -----------

Increase in cash and cash equivalents                                    309,053              306,789                2,264
Cash and cash equivalents
Beginning                                                                     --                2,264                   --
                                                                     -----------          -----------          -----------
Ending                                                               $   309,053          $   309,053          $     2,264
                                                                     ===========          ===========          ===========

Supplemental schedule of noncash financing activities
   Issuance of 288,000, 25,500 and  262,500 common
    shares in exchange for services rendered                         $   105,059          $    56,100          $    48,959
                                                                     ===========          ===========          ===========

   Issuance of 4,500,000 common shares in
   exchange for notes receivable                                     $ 9,938,706          $ 9,938,706          $        --
                                                                     ===========          ===========          ===========

   Issuance of 118,750 common shares in connection
   with the acquisition of JB Rea, Inc.                              $   237,500          $   237,500          $        --
                                                                     ===========          ===========          ===========

   Capital contribution associated with sale of
   note receivable to unrelated investors                            $ 1,517,100          $ 1,517,000          $        --
                                                                     ===========          ===========          ===========


See Notes to Consolidated Financial Statements

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Nature Of The Business And Significant Accounting Policies

Nature of business: American Diversified Holdings, Inc. (the "Company") was organized on February 5 1997 as a provider of financial services in the United States and Europe. As a development-stage enterprise, the Company has devoted most of its resources since inception to raising capital and implementing the first stages of its business plan. The Company, through its subsidiaries, plans to provide financial services and distribute financial service products to individual and institutional investors in the United States, Germany and the European Union countries. The Company's fiscal year ends on the last day of each August.

The Company has established four wholly-owned subsidiaries:

                                                           Planned Operation
                                            -----------------------------------------------
American Diversified AG ("ADAG")            Provider of financial services in Germany

American Diversified Asset                  Investment adviser/distributor
  Management, Inc. ("ADAM")                  to planned mutual funds

American Diversified                        Will report on technological and
  Publications GmbH ("AMDIV")               financial developments

American Diversified                        Will provide consulting support for enterprises
  Emissionsberatungs GmbH ("AMEG")          considering a public offering valued
                                            in the U.S. or German marketplace

        Effective March 31, 1998, ADAM merged with and into James Buchanan Rea Inc.("JBRI"), the investment advisor and distributor of the Rea-Graham Balanced Fund(the "Fund"), subsequently renamed American Diversified Global Value Fund. The merger was recorded as a purchase transaction which resulted in the exchange of 118,750 shares of the Company's common stock valued at $237,500 and cash of $160,875 for the common stock of JBRI. Goodwill of $372,779 was recorded upon completion of the acquisition, which represents the excess of the purchase price over the fair value of the net assets acquired. The pro forma effects on operations as though the transaction occurred on February 5, 1997 (inception) are not presented herein as the effects are immaterial.

A summary of the Company's significant accounting policies follows:

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and cash equivalents: Cash equivalents include highly liquid debt instruments which have a maturity of three months or less from the date of purchase and other highly liquid investments which are readily convertible into cash. Cash equivalents are stated at cost which approximates market value.

Goodwill: Goodwill is being amortized over seven years. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, as measured by the recoverability from projected future cash flows from the acquired business.

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Equipment: Equipment is recorded at cost and includes expenditures for major improvements. Depreciation is determined using accelerated methods based on five to ten year estimated useful lives. The equipment was placed in service during fiscal 1998.

Foreign currency transactions: The Company has agreed to fund any cash flow deficits incurred by ADAG, its European subsidiary until such time that ADAG generates sales revenue. The Company's functional currency is the U.S. dollar. ADAG's functional currency is the Deutschmark (DM). Assets and liabilities of the Company's foreign subsidiary are translated at exchange rates in effect at the balance sheet date and the resulting adjustments are recorded as a translation adjustment in stockholders' equity. The results of operations of the Company's foreign subsidiary are translated using the average exchange rates during the period.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair value of financial instruments and credit risk: The fair value of cash and cash equivalents, cash held in escrow and capital stock subscriptions receivable approximates carrying amounts because of the short term nature of those instruments. The fair value of marketable equity securities is based on quoted market prices. The carrying amount of the Company's debt approximates fair value based on the short-term nature of the debt and rates available for similar borrowings. A portion of the Company's cash and all of its cash held in escrow is held in DM in German banks. The Company is exposed to the risk of foreign exchange rate fluctuations and credit risk. The Company manages its credit risk by limiting its deposits to banks with the highest credit ratings.

Marketable equity securities: Marketable equity securities consist of an investment in the Fund, an open-end mutual fund, and is considered available-for-sale. Such securities are carried at their current net asset value with any unrealized gains or losses reported as other comprehensive income in stockholders' equity. Realized gains and losses are recorded on the identified cost method.

Advertising:  The Company expenses the costs of advertising as incurred.

Loss per common share: The basic loss per common share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earning Per Share, and is based on the net loss from operations and the weighted average number of shares of common stock outstanding during the period. Common shares issuable upon conversion of preferred stock have not been included in the computation because their inclusion would have had an antidilutive effect (reduced the loss per common share).

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information about the computation of the basic loss per share follows:

                                                        Weighted
                                           Income        Average      (Loss)
                                           (Loss)        Shares      Per Share
                                        -----------     ---------    --------
     1998
     Net (loss)                         $(4,518,989)
     Less: preferred stock dividends       (225,000)
                                        -----------
                                        $(4,743,989)    5,085,838    $  (0.93)
                                        ===========     =========    ========

     1997
     Net (loss)                         $  (139,527)      500,000    $  (0.28)
                                        ===========     =========    ========

     From inception through 1998
     Net (loss)                         $(4,658,516)
     Less: preferred stock dividends       (225,000)
                                        -----------
                                        $(4,883,516)    3,421,170    $  (1.43)
                                        ===========     =========    ========

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income, such as unrealized gains and losses on available-for-sale securities, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted this statement in its fiscal year ended August 31, 1998.

        In June 1997, the FASB also issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 established standards for reporting information about operating and geographic segments and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has determined that there will be no significant changes to the Company's disclosures pursuant to the adoption of SFAS No 131.

Note 2. Cash Held in Escrow

        In connection with the Company's founding, a group of stockholders contributed their ownership of a "Bearer Note" secured by a first mortgage on certain real property in Berlin, Germany. The 4% note, with a face amount 17.5 million Deutschmarks (DM), was due on December 31, 1999. For U.S. accounting purposes the capital contribution (valued at $9,773,260) and the accumulated interest thereon were reported as common stock issued and the note receivable from stockholders was reflected as a reduction of stockholders' equity until such time the note and accumulated interest are converted to cash.

        On May 29, 1998, the note was sold, on a non-recourse basis, to a group of unrelated investors for DM 20.2 million resulting in an economic gain of $1,517,000. For U.S. accounting purposes the gain was reported as an adjustment to the issuance price of share capital. The transaction was handled through escrow agents in Berlin. On October 12, 1998 all of the cash held in escrow (DM 20,366,667) was released and transferred to the Company's German bank account.

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3. Line of Credit

        ADAG has an unsecured line of credit of DM 300,000 which bears interest at 8.75%. During August 1998, ADAG's bank permitted a level of short-term borrowings of DM 686,000, more than 100% above the contractually established limit of DM 300,000, with the portion above the limit bearing interest at 12.75%. Subsequent to August 31, 1998, ADAG reduced its outstanding line of credit within contractual limits. Interest paid on short-term borrowings during the year ended August 31, 1998 was approximately $20,000.

Note 4. Related Party Transactions

        Legal and other services provided by the Company's stockholders and reported as operating expenses in the accompanying financial statements totaled $56,100 during the year ended August 31, 1998 and $48,959 in the period ended August 31, 1997.

        ADAM is the investment advisor to the Fund. Under the investment advisory agreement, ADAM receives a monthly fee of 1/12 of 1% of the first $20,000,000 of the Fund's net assets on the last business day of the month, 1/12 of .75% of the next $80,000,000, 1/12 of .5% of the next $100,000,000, and 1/12 of .45% of monthly net assets in excess of $200,000,000. ADAM also receives a distribution fee charged against the assets of the Fund and equal on an annual basis to .35% of the Fund's average daily net assets.

        ADAM has agreed to reimburse the Fund's expenses, including waiving its fees to the extent the Fund's expenses exceed, on an annual basis, 1.88% of the Fund's average daily net assets. In connection with this undertaking the Company waived fees of $18,608 during the period ended August 31, 1998.

Note 5. Lease Commitment

        During fiscal 1998, the Company and its subsidiaries operated in facilities primarily under short-term lease arrangements. The Company's current long-term lease requires monthly payments of approximately $3,700, plus utilities and VAT and expires in 2002. Future minimum lease commitments are as follows:



                 1999                         $   44,000
                 2000                             44,000
                 2001                             44,000
                 2002                             15,000
                                              ----------
                                              $  147,000
                                              ==========

        Subsequent to August 31, 1998, the Company entered into a long-term lease for additional space in Los Angeles, California. The lease requires annual minimum payments of approximately $103,000 through December 2001. The Company is currently in negotiating the terms of a long-term lease for larger office facilities in Berlin.

Note 6. Preferred Stock

        The Company's Board of Directors has authorized the issuance of 5,000,000 shares of Series A 9% cumulative convertible redeemable preferred stock. The cumulative dividends accrue daily and are payable semi-annually, when and as declared, at an annual rate of $.09 per share commencing January 1, 1998. No dividends can be paid on the common stock until any accrued, but not yet declared dividends on the preferred stock have been paid.

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The Company may at its option, and subject to certain notification provisions, redeem all or a portion of the preferred stock at the price of $1.00 per share, plus any accrued and unpaid dividends. The stockholders do not have the right to demand redemption of the preferred stock. Each share is convertible at the option of the holder into common stock at the rate of three preferred shares for one share of common stock (see Note 10).

        In addition, each share of preferred stock shall be automatically converted into shares of common stock at a conversion price equal to the initial issue price of the preferred shares, subject to certain adjustments, immediately upon the closing of a sale of the Company's common stock in a public offering under the Securities Act that results in net proceeds to the Company of at least $10,000,000.

        During 1998, the Company completed its sale of preferred stock in Germany under Regulation S, guidelines established under the Securities Act for Securities offerings made outside of the United States. The Offering was registered with the ABundesaufsichtsamt fuer Wertpapierhandel, the German governmental agency which regulates German securities transactions. As of August 31, 1997, the Company received subscriptions for 162,495 preferred shares. As of July 31, 1998, all preferred stock subscriptions were collected.

Note 7. Common Stock

        In September 1997, the Company issued 4,500,000 shares (giving effect to all stock splits and reverse stock splits, see below) of its common stock in exchange for a note receivable (see Note 2) from an affiliate of one of the Company's stockholders.

        In November 1997, the Company's Board of Directors approved a ten-for-one stock split which increased the number of authorized voting and non-voting shares to 110,000,000, and increased issued and outstanding shares to 10 million at August 31, 1997.

        On May 26, 1998, the Board of Directors approved a one-for-ten reverse stock split which decreased the number of the outstanding shares. On this date the Company also amended their articles of incorporation to change the number of authorized common stock to 20,000,000 and preferred shares to 10,000,000. On August 20, 1998, the Board approved a second reverse stock split of one-for-two. All fiscal 1998 transactions in the Company's common stock and the loss per common share for all the periods presented have been adjusted to give effect to the stock split and reverse stock splits.

        The total common stock on the balance sheet as of August 31, 1998 and 1997, respectively, includes $2,057,546 and $-0- of additional paid-in capital resulting from transactions not directly related to issuances of common stock.

        On September 25, 1998, the Company signed a letter of intent with Millennium Financial Group, Inc. (the "Managing Underwriter") which outlines plans for the Company's Initial Public Offering. Subject to terms and certain conditions set forth in an underwriting agreement with the Company, the Managing Underwriter will form a syndicate of underwriters to sell the Company's common shares on a firm commitment basis for resale to the public. The letter of intent anticipates that the Managing Underwriter will sell approximately one-half of the 1,733,334 shares of common stock expected to be sold. The Company expects to sell the balance of the shares in a direct offering in Europe. In addition to a selling commission of 8% on the shares sold by the Managing

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Underwriter and an expense allowance, the letter of intent provides for the Managing Underwriter to receive warrants, exercisable for 5 years, to purchase up to 10% of the number of shares of common stock sold in the offering at an exercise price of 150% of the issue price per share.

Note 8. Stock Option Plan

        On May 26, 1998 the Board of Directors approved the 1998 Stock Option and Incentive Plan (the "Plan") which authorizes the granting of options to employees and directors to purchase an aggregate of up to 1,000,000 shares, but not more than 5% of the outstanding shares of the Company's common stock. The Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), Dividend Equivalent Rights ("DERs"), Stock Appreciation Rights ("SARs"), and Phantom Stock Rights ("PSRs").

        Options become exercisable six months after the date granted and expire ten years after the date granted. During the year ended August 31, 1998, there were 100,000 options granted to buy common shares at an average exercise price of $3.00. These are the only options outstanding as of August 31, 1998 and none of the options are exercisable until December 17, 1998.

        The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, only the intrinsic value of options granted has been recognized as compensation cost. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model:

                                                             Period
                                                         from Inception
                                                             through           Year Ended
                                                            August 31,         August 31,
                                                              1998               1998
------------------------------------------------------------------------------------------
Net (loss) - as reported                                   $(4,658,516)       $(4,518,989)
Net (loss) - pro forma                                      (4,711,016)        (4,571,489)

Basic and diluted (loss) per share - as reported                 (1.29)             (0.93)
Basic and diluted (loss) per share - pro forma                   (1.30)             (0.94)

Assumptions:
   Dividend yield                                                    -%                 -%
   Expected volatility                                               -%                 -%
   Risk-free interest rate                                        5.50%              5.50%
   Expected lives                                               7 years            7 years

The fair value of options granted during 1998 was $10.26 per share

              AMERICAN DIVERSIFIED HOLDINGS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9. Income and Value Added Taxes

        The Company has approximately $4,000,000 of federal and state operating loss carryforwards, which may be utilized to offset future taxable income. The federal operating loss carryforwards expire in 2018 and the state operating loss carryforwards expire in 2003. The tax benefit recognized for the net operating losses have been offset by an equal increase in the valuation allowance for deferred taxes resulting in no income tax expense or benefit reflected in the accompanying statement of operations and no income tax expense or benefit has been allocated to the components of comprehensive income or loss.

        The Company's operations in Germany have not yet generated taxable income and therefore are not yet subject to income taxes. The Company's German subsidiaries are subject to value added taxes ("VAT")on certain services, supplies and equipment. The Company also will collect VAT on certain services that it performs, e.g. consulting services. At August 31,1998 the Company had refundable VAT of $350,358.

Note 10. Subsequent Events

        As of October 30, 1998 substantially all holders of the Company's preferred stockholders had elected to convert their shares of preferred stock into common stock at the stated rate of three preferred shares for one share of common stock. The conversion had the effect of increasing the Company's outstanding shares of common stock to approximately 6,818,000 shares.

                                  EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION                                 SEQUENTIALLY
NUMBER                                  -----------                                   NUMBERED
------                                                                              ------------

   2.1                Plan and Agreement of Merger and Reorganization among
                      JBRI, ADAM, the Company and certain shareholders of JBRI.
                      Incorporated herein by reference from Exhibit 8.1 of Amendment No. 1 to Registrant's Registration Statement on
                      Form 10-SB filed on May 11, 1998.*

   3.1 Articles of Incorporation. Incorporated herein by reference from Exhibit 2.1 of the Registrant's
                      Registration Statement on Form 10-SB filed on January 14,
                      1998.*

   3.1.1              Amendment to Articles of Incorporation dated April 1,
                      1997. Incorporated herein by reference from Exhibit 2.1.1 of Registrant's Registration Statement on Form 10-SB filed on January 14, 1998.*

   3.1.2              Amendment to Articles of Incorporation dated November 20,
                      1997. Incorporated herein by reference from Exhibit 2.1.2 of Registrant's Registration Statement on Form 10-SB filed on January 14. 1998.*

   3.1.3              Amendment to Articles of Incorporation dated January 12,
                      1998. Incorporated herein by reference from Exhibit 2.1.3 of Registrant's Registration Statement on Form 10-SB filed on January 14, 1998.*

   3.1.4 Certificate of Designation re: Series A Preferred Stock, dated February 5, 1998. Incorporated herein by reference from Exhibit 2.1.4 of Amendment No. 1 to Registrant's
                      Registration Statement on Form 10-SB filed on May 11,
                      1998.*

   3.1.5              Amendment to Articles of Incorporation dated May 29, 1998.
                      Incorporated herein by reference from Exhibit 3.1.5 of Registrant's Quarterly Report on Form 10-QSB for the
                      Period Ended May 31, 1998.*

   3.1.6              Amendment to Articles of Incorporation, dated October 5,
                      1998.**                                                            45

   3.2 Bylaws of the Registrant. Incorporated herein by reference from Exhibit 2.2 of Registrant's Registration Statement on
                      Form 10-SB filed on January 14, 1998.*

   4.1 Specimen of Common Stock of Registrant. Incorporated herein by reference from Exhibit 4.1 of Registrant's
                      Registration Statement on Form 10-SB filed on January 14,
                      1998.*

                                  EXHIBIT INDEX
                                   (continued)

EXHIBIT                                 DESCRIPTION                                 SEQUENTIALLY
NUMBER                                  -----------                                   NUMBERED
------                                                                              ------------
   4.2                Specimen of Series A Preferred Stock of Registrant.
                      Incorporated herein by reference from Exhibit 4.2 of
                      Registrant's Registration Statement on Form 10-SB filed on
                      January 14, 1998.*

  10.1                Form of Investment Advisory Agreement of ADAM with
                      Rea-Graham Balanced Fund, Inc. Incorporated herein by reference from Exhibit 6.1 of Amendment No. 1 to
                      Registrant's Registration Statement on Form 10-SB filed on
                      May 11, 1998.*

  10.2                Form of Investment Sub-Advisory Agreement of ADAM with
                      Ladas & Hulings, Inc. Incorporated herein by reference from Exhibit 6.2 of Amendment No. 1 to Registrant's
                      Registration Statement on Form 10-SB filed on May 11,
                      1998.*

  10.3                Employment Agreement among Registrant, ADAM and James B.
                      Rea, Jr. Incorporated herein by reference from Exhibit 9.1 of Amendment No. 1 to Registrant's Registration Statement on Form 10-SB filed on May 11, 1998.*

  10.5                Employment Agreement between Registrant and Peter Hartmann
                      Incorporated herein by reference from Exhibit 10.5 of Registrant's Registration Statement on Form SB-2 (File No.
                      333-62489) filed on August 31, 1998.*

  21.1 Subsidiaries of the Registrant. Incorporated herein by reference from Exhibit 21.1 of Registrant's Registration
                      Statement on Form SB-2 (File No. 333-62489) filed on
                      August 31, 1998.*

  27.1                Financial Data Schedules.**                                        49

----------
*    Previously filed with the Securities and Exchange Commission.
**   Being filed herewith.