Form 10QSB
period 1998-11-30
AMDIV COM INC
filed 1999-01-14
CIK 1052924

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended:  November 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from_____________ to ___________________


                             Commission File Number
                                    000-23615

                                 AMDIV.COM, INC.
        (Exact name of small business issuer as specified in its charter)



            NEVADA                                        86-0854150
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                            10900 Wilshire Boulevard
                                    9th Floor
                          Los Angeles, California 90024
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (310) 209-5090


            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,817,961 shares of Common Stock outstanding as of December 31, 1998.

Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

                                 AMDIV.COM, INC.
                                   Form 10-QSB

                                      INDEX

                                                                               Page
                                                                               ----
PART I.                  FINANCIAL INFORMATION

            Item 1.      Condensed Consolidated Balance Sheets at
                         November 30, 1998 and August 31, 1998..............    3

                         Condensed Consolidated Statements of
                         Operations for the three months ended
                         November 30, 1998 and 1997 and the period
                         from February 5, 1997 (inception) to
                         November 30, 1998..................................    4

                         Condensed Consolidated Statements of Cash
                         Flows for the three months ended November
                         30, 1998 and 1997 and the period from
                         February 5, 1997 (inception) to
                         November 30, 1998..................................    5

                         Notes to Condensed Consolidated
                         Financial Statements...............................    6

            Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations......    8


PART II.                 OTHER INFORMATION

            Item 1.      Legal Proceedings..................................    9

            Item 2.      Changes in Securities..............................    9

            Item 3.      Defaults Upon Senior Securities....................    9

            Item 4.      Submission of Matters to a Vote of Security Holders    9

            Item 5.      Other Information..................................    9

            Item 6.      Exhibits and Reports on Form 8-K...................    9

                                 amdiv.com, inc.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      November 30, 1998 and August 31, 1998

                                         November 30, 1998     August 31, 1998
                                         -----------------     ---------------
                                            (unaudited)
ASSETS

Cash and cash equivalents ..........       $ 10,221,283        $    309,053
Cash held in escrow ................                             11,621,493
Accounts and Note Receivable .......            161,523             360,040
Equity Securities ..................                                281,117
Prepaid expenses ...................            348,233             139,378
Software and Development ...........            489,594
Deferred Offering Costs ............             72,847              72,847
Other ..............................             16,555              60,243
Goodwill ...........................            338,161             351,143
Property and Equipment .............            283,069             249,292
                                           ------------        ------------
TOTAL ASSETS .......................       $ 11,931,265        $ 13,444,606
                                           ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payables ..................       $    236,441        $    569,831
Accrued expenses ...................            467,297             405,389
Note payable .......................                                387,597
Other ..............................                                 86,439
                                           ------------        ------------
TOTAL LIABILITIES ..................       $    703,738        $  1,449,256
                                           ============        ============

STOCKHOLDERS' EQUITY

Preferred stock;
Series A, par value $1.00
9% cumulative, convertible
5,000,000 shares ...................       $         --           4,725,766

Common Stock;
6,817,961 and 5,151,350 shares
authorized; issued and outstanding .         17,479,476          12,236,710
Accumulated deficit ................         (6,620,024)         (4,883,516)
Translation gain (loss) ............            368,075             (83,610)
                                           ------------        ------------
TOTAL SHAREHOLDERS' EQUITY .........         11,227,527          11,995,350
                                           ------------        ------------

TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY ...............       $ 11,931,265        $ 13,444,606
                                           ============        ============



See Notes to the Condensed Consolidated Financial Statements.

                        amdiv.com, inc. and subsidiaries
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Period from
                                                                              February 5, 1997
                                         Three months ended November 30,       (inception) to
                                         -------------------------------        November 30,
                                            1998                1997                1998
                                         -----------        ------------        -----------
                                                  (unaudited)
REVENUE ..........................       $     6,036        $         --        $    51,621
                                         -----------        ------------        -----------

EXPENSES

Employee compensation and benefits           460,598              77,909          1,116,652
Compensation - stock options .....           517,000                                892,000
Travel and entertainment .........           107,117              37,468            249,825
Administration ...................           133,697              64,491            883,399
Advertising ......................           689,259              42,468          2,670,523
Professional services ............           344,612             133,073          1,045,063
Other operating expenses .........            32,254                                 71,052
Depreciation .....................            16,065                                174,353
Amortization .....................            12,982                                 34,618
Interest .........................             2,839                                 22,628
                                         -----------        ------------        -----------
Total Expenses ...................         2,316,423             355,409          7,160,113
                                         -----------        ------------        -----------

Non-operating income (expense) ...           573,879                  --            713,468
                                         -----------        ------------        -----------
Loss before income taxes .........        (1,736,508)           (355,409)        (6,395,024)
Income taxes .....................                                    --                 --
                                         -----------        ------------        -----------

NET LOSS .........................       $(1,736,508)       $   (355,409)       $(6,395,024)
                                         ===========        ============        ===========

Average common shares outstanding          6,817,961           5,025,000          3,732,858
                                         ===========        ============        ===========
Basic and diluted loss per
  common share ...................       $     (0.25)       $      (0.01)       $     (1.77)
                                         ===========        ============        ===========



See Notes to the Condensed Consolidated Financial Statements.

                        amdiv.com, inc. and subsidiaries
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                                      Period from
                                                                                                   February 5, 1997
                                                              Three months ended November 30,       (inception) to
                                                             --------------------------------        November 30,
                                                                 1998                1997                1998
                                                             ------------        ------------        ------------
                                                                       (unaudited)
Cash Flows from Operating Activities:

Net Loss .............................................       $ (1,736,508)       $   (355,409)       $ (6,395,024)

Adjustments to reconcile net loss to
 net cash used in operating activities

Non-cash items:
  Professional fees ..................................                                 56,100             105,059
  Stock option compensation ..........................            517,000                                 892,000
  Loss on sale of securities .........................                                                     12,583
  Gain on foreign currency translation ...............            573,879                                 425,730
  Depreciation and amortization ......................             29,047               1,500             139,575
  Effects of changes in foreign currency .............                                                    (56,445)

Changes in Assets and Liabilities:
  Increase (decrease) in accounts payable and accruals           (357,921)            109,124             680,787
  Increase in receivables ............................            198,517                                (179,061)
  Decrease (increase) in prepaid expenses and other ..           (167,167)           (173,407)           (434,589)
                                                             ------------        ------------        ------------
     Net cash (used in) operating activities .........           (943,153)            362,092          (4,809,385)
                                                             ------------        ------------        ------------

Cash Flows from Investing Activities:
  Purchase of equipment ..............................            (67,088)            (13,915)           (405,272)
  Software development costs .........................           (487,594)                               (487,594)
  Purchase of J.B. Rea, Inc. net of
   cash acquired .....................................                                                   (146,973)
  Purchase of marketable equity securities ...........                                                   (500,865)
  Proceeds from sale of securities ...................            293,788                                 473,788
                                                             ------------        ------------        ------------
     Net cash provided by (used in) investing
       activities ....................................           (260,894)            (13,915)         (1,066,916)
                                                             ------------        ------------        ------------
Cash Flows from Financing Activities:
  Proceeds from issuance of preferred stock ..........                                117,000           4,725,766
  Dividends paid on preferred stock ..................                                                   (195,401)
  Proceeds from issuance of common stock .............                                                     63,345
  Increase in note payable ...........................                                                    387,597
  Decrease in note payable ...........................           (387,597)            307,453            (387,597)
  Receipt of escrowed funds ..........................         11,503,874                              11,503,874
                                                             ------------        ------------        ------------
     Net cash provided by financing activities .......         11,116,277             424,453          16,097,584
                                                             ------------        ------------        ------------
Increase in cash and cash equivalents ................          9,912,230              48,446          10,221,283

Cash and cash equivalents
  Beginning of period ................................            309,053               2,264                  --
                                                             ------------        ------------        ------------
  End of period ......................................       $ 10,221,283        $     50,710        $ 10,221,283
                                                             ============        ============        ============

Supplemental schedule of noncash financing activities:
  Issuance of 0, 262,500 and 288,000, common shares
  in exchange for services rendered ..................                           $     56,100        $    105,059
                                                                                 ============        ============

Issuance of 4,500,000 common shares in
  exchange for notes receivable ......................                                               $  9,938,700
                                                                                                     ============

Issuance of 118,750 common shares in
  connection with the acquisition of
   J.B. Rea, Inc. ....................................                                               $    237,500
                                                                                                     ============

Capital contribution associated with sale of
  note receivable to unrelated investors .............                                               $  1,517,100
                                                                                                     ============

Conversion of 5,000,000 shares of Series A
  preferred stock into 1,666,611 shares of
  common stock .......................................


See Notes to the Condensed Consolidated Financial Statements.

                                 amdiv.com, inc.
                                AND SUBSIDIARIES
                         (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

             For the three months ending November 30, 1998 and 1997

NOTE 1:  QUARTERLY INFORMATION

These statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and operations for the interim period. The results are not necessarily indicative of results to be expected for the complete fiscal year.

NOTE 2:  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company was organized on February 5, 1997 as a provider of financial services in the United States and Europe. As a development stage enterprise, the Company has devoted most of its resources, since inception, to raising capital and implementing the first stages of its business plan. The Company's fiscal year ends on each August 31.

The Company has established six wholly owned subsidiaries since inception:

                                                              Planned Operations
                                                              ------------------
American Diversified AG ("ADAG")                              Provider of financial
                                                              services in Germany

American Diversified Asset Management, Inc. ("ADAM")          Investment advisor to
                                                              mutual funds

American Diversified Global Equities, Inc. ("ADGE")           Broker/Dealer for U.S.
                                                              mutual funds

amdiv securities, inc. ("ASI")                                Broker/Dealer for on-
                                                              line brokerage services

American Diversified Technologies, Inc. ("ATEC")              Technology Development

AMDIV Publications, GmbH ("APUB")                             Publishing

A summary of the Company's significant accounting policies follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All material inter-company accounts and transactions are eliminated in consolidation.

Cash and cash equivalents

Cash equivalents include highly liquid debt instruments that have a maturity of three months or less from the date of purchase and other highly liquid investments that are readily convertible into cash. Cash equivalents are stated at cost which approximates market value.

Equipment

Equipment is reported at cost and includes expenditures for major improvements. Depreciation is determined using a straight-line method based on estimated useful lives of between three and five years.

Foreign Currency Translation

The Company has agreed to fund cash flow deficits incurred by ADAG, its European subsidiary. Until such time that ADAG generates sales revenue, the Company's functional currency (U.S.$) will be considered ADAG's functional currency for financial reporting purposes.

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

Fair value of financial instruments

The fair value of cash and cash equivalents and capital stock subscription receivables approximates carrying amounts because of the short-term nature of these assets.

Loss per common share

The basic loss per common share is based on the net loss applicable to common stockholders (net loss less preferred stock dividends) and the weighted average number of shares of common stock outstanding during the period. Stock options are not included because their effect is antidilutive.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

NOTE 3:  RELATED PARTY TRANSACTIONS

Stock Option and Incentive Plan

The 1998 Stock Option and Incentive Plan was approved at the May 26, 1998 Board of Directors meeting and 1,000,000 million shares of common stock were reserved for issuance under the Plan. 110,000 options were granted under the Plan and compensation expense of $517,000 was recorded for all options outstanding during the quarter ended November 30, 1998. The amount recorded represents the difference between the estimated fair value of the options and the exercise price on the date of grant recognized over the vesting period.

NOTE 4:  PREFERRED STOCK OFFERING

The Company completed the sale of 5,000,000 shares of Series A redeemable 9% cumulative convertible preferred stock in Germany during the fiscal year ended August 31, 1998. The offering occurred under Regulation S guidelines established under the Securities Act of 1933 for securities offerings made outside of the United States. The offering is registered with the ABundesaufsichtsamt fuer Wertpapierhandel, the German governmental agency that regulates German securities transactions. Cumulative dividends are payable semi-annually, when declared, at an annual rate of $.09 per share. All 5,000,000 shares were converted into 1,666,611 shares of common stock of the Company during the quarter ended November 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            The Company is a development stage enterprise organized on February 5, 1997 as a provider of financial services in the U.S. and Germany and other European Union ("EU") countries. As a development stage enterprise, the Company has devoted most of its resources since inception to raising capital and implementing its business plan.

            The Company plans to provide financial services consisting mainly of on-line brokerage services, traditional securities brokerage services, and mutual fund management and distribution to individual and institutional investors in Germany and other EU countries. The Company's current development endeavors include: a) the creation of an on-line based discount brokerage business to be launched initially in Germany, expanding to other EU countries as soon as practical; b) the sponsoring of mutual funds for distribution in the U.S. and in Germany and other EU countries; c) the development of the business of providing corporate securities financing and distribution services for companies in the EU; and d) the business of acquiring publication rights to various magazines, books and other items of interest for translation into German and other European languages.

            The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements included elsewhere in this report. This discussion contains forward-looking statements about the Company's business, and actual results may differ from those anticipated in these forward-looking statements. The statements depend on certain factors including the successful development of the Company's financial services and products, and implementation of its business strategies.

RESULTS OF OPERATIONS

Quarter ended November 30, 1998 compared to quarter ended November 30, 1997

            For the three months ended November 30, 1998, the Company reported operating revenue of $6,036, all of which is attributable to ADAM as investment advisor to the American Diversified Global Value Fund. Operating expenses for the quarter ended November 30, 1998 were $2,316,423 compared to $355,409 for the quarter ended November 30, 1997. Employee compensation and benefits includes a charge of $517,000, representing vesting of stock options granted, for the quarter ended November 30, 1998 as compared to none for the quarter ended November 30, 1997. Additional increases in compensation expense during the reporting quarter represent the addition of executive management and support staff to support the anticipated expansion of the Company's business. Travel and entertainment expense was $107,117 and $37,468 for the quarters ended November 30, 1998 and 1997, respectively. The increase in travel related expense is primarily attributed to the increased executive management team and business expansion. Advertising and professional service expenses were $689,259 and $344,612 as compared to $64,468 and $133,073 for the quarters ended November 30, 1998 and 1997, respectively. The increase of $646,791 and $211,539 for advertising and professional fees, respectively, was primarily attributable to initial promotion of the proposed on-line brokerage services of ADAG in Germany, and professional/consulting services for business and computer development.

            Non-operating income of $573,879 in the reporting quarter is primarily made up of interest and currency translation gain from the receipt of 20,236,667 DM of escrowed funds for the resale of a note receivable in connection with the original sale of 5,000,000 shares of preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

            Initial promotional costs associated with the Company's marketing efforts in Germany and the costs associated with operating ADAG increased the Company's monthly liquidity requirements substantially. The management of the Company believes that the Company has adequate resources to continue operations until the end of the calendar year, however, additional capital will be required to fully implement all aspects of its business plan. There is no guarantee that additional capital will be available when the demand arises or that the Company will be profitable at such time as the Company has fully commenced its operations.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) Holders of all 5,000,000 shares of Series A Preferred Stock tendered their shares for conversion into 1,666,611 shares of common stock of the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        Changes in Officers and Directors. Effective October 1, 1998 Mr. Roland Kuettner resigned as CFO/Treasurer of the Company and was replaced by Mr. Joel Epstein as Executive Vice President, Chief Financial Officer and Treasurer and Mr. T. Michael Graf was elected Executive Vice President - Asset Management.

   The present officers and directors of the Company are as follows:

                                                 Officers                                     Directors
                                                 --------                                     ---------
President/CEO                                    James B. Rea, Jr.        Chairman            Peter Hartmann
Exec. V.P. - International Development           Peter Hartmann           Director            Tom Corcovelos
Exec. V.P., CFO & Treasurer                      Joel Epstein             Director            Thomas H. Fitzgerald
Exec. V.P. - Asset Management                    T. Michael Graf
Secretary                                        Michael B. Jeffers       Director            Roland Kuettner
Assistant Secretary                              Isabel Bautista          Director            James B. Rea, Jr.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.
        See Exhibit Index.

        (b)  Reports on Form 8-K.
        No reports on Form 8-K were filed during the applicable period.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therefore duly authorized.


                                       AMDIV.COM, INC.


Date:  January 14, 1999                By: /s/ Peter Hartmann
                                           ------------------------------------
                                           Peter Hartmann
                                           Chairman of the Board



Date:  January 14, 1999                By: /s/ Joel Epstein
                                           -------------------------------------
                                           Joel Epstein
                                           Chief Financial Officer

                                  EXHIBIT INDEX

                                                                             SEQUENTIALLY
EXHIBIT NUMBER                       DESCRIPTION                             NUMBERED
--------------                       -----------                             ------------
    3.1.7               Amendment to Articles of Incorporation, dated            12
                        December 3, 1998

    27.1                Financial Data Schedule                                  14